Form 10QSB
period 2006-05-31
De Beira Goldfields Inc.
filed 2006-09-06
CIK 1345756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission file number 000-51707

DE BEIRA GOLDFIELDS INC.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
30 Ledgar Road, Balcatta, Western Australia, 6021
(Address of principal executive offices)
011-61-89-240-2836
(Issuer’s telephone number)
1530 Duthie Avenue, Burnaby, British Columbia, V5A 2R6, Canada
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[   ] Yes [ X ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ X ] Yes [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 31, 2006
Common Stock - $0.001 par value	36,464,285

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

De Beira Goldfields Inc.
(An Exploration Stage Company)

May 31, 2006

Balance Sheet as of May 31, 2006 (unaudited)

Statements of Operations for the three months and nine months ended May 31, 2006 and 2005 (unaudited)

Statements of Cash Flows for the nine months ended May 31, 2006 and 2005 (unaudited)

Statements of Stockholders’ Equity (Deficiency) for the nine months ended May 31, 2006 (unaudited)

Notes to the Financial Statements (unaudited)

Page - 2

De Beira Goldfields Inc.
(An Exploration Stage Company)

Balance Sheet
(Expressed in US dollars)
(Unaudited interim financial statements)

May 31, 2006 $

ASSETS

Current Assets

Cash	2,201
Prepaid expenses	362

Total Assets	2,563

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

Current Liabilities

Accounts payable	41,113
Accrued liabilities	-
Due to related parties (Note 3)	5,638

Total Liabilities (all current)	46,751

Contingencies and Commitments (Notes 1, 4, and 5)

Stockholders’ (Deficiency) Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 34,500,000 shares issued and outstanding	34,500

Additional paid in capital	12,750

Donated capital (Note 3)	15,750

Deficit accumulated during the exploration stage	(107,188)

Total Stockholders’ (Deficiency) Equity	(44,188)

Total Liabilities and Stockholders’ (Deficiency) Equity	2,563

The accompanying notes are an integral part of these financial statements.

Page - 3

De Beira Goldfields Inc.
(An Exploration Stage Company)

Statements of Operations
(Expressed in US dollars)
(Unaudited interim financial statements)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	Accumulated From May 28, 2004 (Date of Inception	)
	May 31,	May 31,	May 31,	May 31,	to May 31,
	2006	2005	2006	2005	2006
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Donated rent (Note 3)	750	750	2,250	2,250	5,250
Donated services (Note 3)	1,500	1,500	4,500	4,500	10,500
General and administrative	67,311	23	78,531	98	85,674
Management fees (Note 3)	5,638	-	5,638	-	5,638
Mineral property costs (Note 4)	-	-	-	-	126

Total Expenses	75,199	2,273	90,919	6,848	107,188

Net Loss	(75,199)	(2,273)	(90,919)	(6,848)	(107,188)

Net Loss Per Share - Basic and Diluted	*	*	*	*

Weighted Average Shares Outstanding	34,500,000	14,250,000	34,500,000	9,791,209

* Amount is less than $(0.01) per share.

The accompanying notes are an integral part of these financial statements.

Page - 4

De Beira Goldfields Inc.
(An Exploration Stage Company)

Statements of Cash Flows
(Expressed in US dollars)
(Unaudited interim financial statements)

	For the Nine Months Ended May 31, 2006 $	For the Nine Months Ended May 31, 2005 $	Accumulated From May 28, 2004 (Date of Inception) to May 31, 2006 $

Cash Flows (Used in) Provided by Operating Activities

Net loss	(90,919)	(6,848)	(107,188)

Adjustments to reconcile net loss to cash (used in) provided by operating activities
Donated services and expenses	6,750	6,750	15,750
Expenses paid by issue of common stock	-	-	500

Change in operating assets and liabilities
(Increase) in prepaid expenses	(362)	-	(362)
Increase in accounts payable and accrued liabilities	35,163	-	41,113
Increase in amounts due to related parties	5,558	118	5,638

Net Cash (Used in) Provided by Operating Activities	(43,810)	20	(44,549)

Cash Flows From Financing Activities
Common shares issued for cash	-	20,500	46,750

Net Cash Flows Provided by Financing Activities	-	20,500	46,750

(Decrease) Increase in Cash	(43,810)	20,520	2,201

Cash - Beginning of Period	46,011	-	-

Cash - End of Period	2,201	20,520	2,201

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Page - 5

De Beira Goldfields Inc.
(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficiency)
(Expressed in US dollars)
(Unaudited interim financial statements)

	Common Shares		Additional			Total
	Number of Shares	Amount	Paid-in Capital	Donated Capital	Accumulated Deficit	Stockholders’ Equity
		$	$	$	$	$

Balances, May 28, 2004 (Date of inception)	-	-	-	-	-	-
Common stock issued for services to president	6,000,000	6,000	(5,500)	-	-	500
Net loss	-	-	-	-	(500)	(500)
Balances, August 31, 2004	6,000,000	6,000	(5,500)	-	(500)	-
Common stock issued for cash	28,500,000	28,500	18,250	-	-	46,750
Donated rent	-	-	-	3,000	-	3,000
Donated services	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	39,981
Donated rent	-	-	-	2,250	-	2,250
Donated services	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	(90,919)	(90,919)
Balances, May 31, 2006	34,500,000	34,500	12,750	15,750	(107,188)	(44,188)

The accompanying notes are an integral part of these financial statements.
Page - 6

De Beira Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2006
(Unaudited interim financial statements)

1. Exploration Stage Company

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

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission on December 12, 2005 that was declared effective January 4, 2006, to register 19,000,000 (split adjusted) shares of common stock for resale by existing stockholders of the Company at $0.05 per share. These shares are now quoted on the OTC Bulletin Board at prevailing market prices. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

On March 10, 2006, the Company declared a stock split effected in the form of a stock dividend on the basis of seven additional shares of common stock being issued for every one share of common stock outstanding.

On May 25, 2006 the Company completed the return and cancellation of 30,000,000 common shares to the treasury. These shares were returned by the former president of the Company.

On June 9, 2006, the Company completed the return and cancellation of 6,000,000 common shares to the treasury. These shares were returned by the former president of the Company.

Effective June 16, 2006, the Company split its common shares on the basis of 3 new for 2 old basis.

All references to shares, options and warrants in the interim financial statements for the three and nine month periods ended May 31, 2006 and 2005 and for the period from May 28, 2004 (date of inception) to May 31, 2006 have been adjusted to reflect post-split amounts. In addition, the historical loss per share amounts and stockholders’ equity (deficiency) have been retroactively restated to reflect the return and cancellation of 36,000,000 common shares by the former president of the Company.

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in May 2004, the Company has not generated revenue and has incurred net losses. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  As discussed further in Note 5 and in Management’s Discussion and Analysis, subsequent to May 31, 2006, the Company received proceeds of $4,500,000 from equity financings which will enable the Company to commence mining exploration activities.

As of August 30, 2006, the Company had cash and cash equivalents of $1,315,000. Management believes that existing cash on hand will be sufficient to fund the Company’s planned activities through May 31, 2007.  The Company is seeking equity financing of up to an additional $5,000,000 to provide for the capital required to fund activities of certain acquisitions discussed further in Notes 4 and 5, and in Management’s Discussion and Analysis. There is no assurance that the Company will be able to consummate the contemplated financing.  In the event that the Company is unsuccessful in raising additional capital in a timely manner, it will have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2. Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is August 31.

Page - 7

De Beira Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2006
(Unaudited interim financial statements)

2. Summary of Significant Accounting Policies (continued)

b)	Use of Estimates

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

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company did not have any dilutive securities outstanding for the periods presented.

d) Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e) Mineral Property Costs

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

f) Financial Instruments

Financial instruments, which include cash, prepaid expenses and accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The fair value of amounts due to related parties are not practicable to estimate, due to the related party nature of the underlying transactions. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

g) Income Taxes

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

Page - 8

De Beira Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2006
(Unaudited interim financial statements)

2. Summary of Significant Accounting Policies (continued)

h) Foreign Currency Translation

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

i) Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers are required to apply SFAS 123R as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

Page - 9

De Beira Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2006
(Unaudited interim financial statements)

2. Summary of Significant Accounting Policies (continued)

j)	Interim Financial Statements

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

3. Related Party Transactions

a)During the nine months ended May 31, 2006, the Company recognized a total of $4,500 for donated services at $500 per month and $2,250 for donated rent at $250 per month provided by the former president of the Company.

b)During the nine months ended May 31, 2006, the Company incurred $5,638 for management fees to a director and president of the Company.

4. Mineral Properties

a)De Beira 1 Mineral Claim

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

b)Titiribi Gold/Copper Project

The Company entered into an agreement with Goldplata Corporation Limited, Goldplata Resources Inc. and Goldplata Resources Sucursal Colombia (the “Goldplata Group”) dated May 6, 2006, whereby the Company was granted an option to acquire up to 70% interest in the Titiribi Gold/Copper project in Colombia, South America. The agreement allows the Company to acquire an initial interest of 65% by sole funding $8 million in exploration expenditures within a 3 year period (the “Option Period”). The Option Period commenced on June 9, 2006. After acquiring 65% interest, the Company has 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. The additional interest is to be acquired upon the earlier of completing a bankable feasibility study or spending a further $12 million, both within a period of no more than 3 years from the time of the election. The Company may not withdraw from the agreement after the start of the Option Period until it either incurs $1 million in exploration expenditures or pays $1 million to the Goldplata Group. No amounts have been paid under this agreement as of May 31, 2006 or through the date of this report

5. Subsequent events

The following additional events occurred subsequent to May 31, 2006:

a) Acquisition of 80% interest in Minanca Minera Nanguipa, Compania Anonima

On June 15, 2006, the Company entered into an agreement with Emco Corporation (“Emco”) whereby the Company was granted an option to acquire an 80% interest in Minanca Minera Nanguipa, Compania Anonima (the “Subsidiary”), which owns mineral exploration property in Ecuador (the “Property”), for an aggregate purchase price of $30,400,000 comprised of 10 million restricted common shares of the Company at an issue price of $3 per common share and a cash payment of $400,000.

On June 16, 2006, the Company paid $400,000 as per the terms of the agreement and provided a loan advance of $100,000 to the Subsidiary.

Under the terms of the acquisition agreement and following settlement of the acquisition, the Company is obligated to advance loan amounts of $7,000,000 to the Subsidiary as follows:

Page - 10

De Beira Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2006
(Unaudited interim financial statements)

5. Subsequent events (continued)

a) Acquisition of 80% interest in Minanca Minera Nanguipa, Compania Anonima (continued)

i.	$1,500,000 within 15 days of settlement of the acquisition transaction for upgrade expenditures on the Property (paid in full by the date of this Report);

ii.	$400,000 by July 31, 2006 for upgrades to the Property (paid in full by the date of this Report);

iii.	$1,375,000 by October 2, 2006 to be paid for existing debt owed by the Subsidiary; and

iv.	The balance of $3,725,000 for exploration expenditures on the Property to be paid equally over a period of 5 months beginning September 1, 2006 with the final payment due on January 1, 2007.

The Subsidiary is to undertake to grant a mortgage over all its assets to the Company as security against the loan amounts noted above. The loan is due on demand, however the loan is to be repaid only from cash surpluses generated from production by the Subsidiary. Repayment of the loan ranks in priority ahead of any dividend or distribution payments to shareholders of the Subsidiary. The loan does not have a stated rate of interest.

The Subsidiary is to appoint the Company as the joint operator of the Property and the Company is to be responsible for keeping the Property and all permits in good standing during the term of the formal agreement.

A formal agreement was executed by both parties on July 10, 2006 and in conjunction with the signing of the agreement, the Company provided Emco with a $100,000 deposit. The issue of 10,000,000 restricted common shares has not been completed at the date of this report and the acquisition agreement remains unsettled.

b)	Private placements

On June 9, 2006, the Company completed a private placement with a Director of the Company which was comprised of 714,285 common shares at a price of $2.80 per share for gross proceeds of $2,000,000.

On August 30, 2006, the Company completed a private placement of 1,250,000 units at a price of $2.00 per unit for gross proceeds of $2,500,000. Each unit consists of one common share and one common share purchase warrant. Each share purchase warrant entitles the holder to acquire one additional common share at an exercise price of $2.50 per share for a period of two years expiring August 31, 2008.

c)	Peruvian Gold / Silver Projects

On July 5, 2006, the Company entered into agreements with the Goldplata Group to acquire an interest of up to 70% in the Condoroma and Suyckutambo Projects in Peru. The Company was granted an option to acquire up to 70% interest in each of these two projects on identical terms. The agreements allow the Company to acquire an initial interest of 65% by sole funding $4 million in exploration expenditures within a 3 year period (the “Option Period”). The Option Period commenced on August 4, 2006. After acquiring 65%, the Company has 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. The additional interest is to be acquired upon the earlier of completing a bankable feasibility study or spending a further $6 million, both within a period of no more than 3 years from the time of the election. The Company may not withdraw from the agreement after the start of the Option Period until it either incurs $0.5 million in exploration expenditures or pays $0.5 million to the Goldplata Group.

Page - 11

Item 2. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF DE BEIRA GOLDFIELDS INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

De Beira is a start-up, development stage company, which has not generated any revenues from its mineral exploration activities.

In the previous quarter, De Beira announced its intentions to acquire a portfolio of undervalued mineral properties in South America, prospective for gold, silver and copper. During the quarter, De Beira concluded an agreement to acquire an interest of up to 70% in the Titiribi Gold/Copper project in Colombia. De Beira entered into an agreement with Goldplata Group of companies dated May 6, 2006, to earn up to 70% interest in the Titiribi Gold/Copper project in Colombia, South America. The agreement allows De Beira to earn an initial interest of 65% by sole funding $8 million in exploration expenditures within a 3 year period. After earning 65%, De Beira may elect to sole fund further expenditures in order to earn another 5%, giving it a total interest of 70%. The additional interest will be earned upon the earlier of completing a bankable feasibility study or spending a further $12 million, both within a period of no more than 3 years. Refer to Note 4 of the financial statements for additional details.

Subsequent to quarter end, De Beira entered into a Letter of Intent to acquire an 80% interest in the capital of an Ecuador company that has mineral properties and associated plant and equipment. Whilst, De Beira has completed its due diligence, the acquisition has not yet been closed as the issue of De Beira shares as part purchase consideration for the acquisition remains outstanding. Also, subsequent to year end, De Beira concluded agreements to acquire an interest of up to 70% in the Condoroma and Suyckutambo Projects in Peru, that are prospective for gold and silver. De Beira entered into agreements with the Goldplata Group of companies dated July 5, 2006, to earn up to 70% interest in each of these Peruvian projects. For each project, the agreement allows De Beira to earn an initial interest of 65% by sole funding $4 million in exploration expenditures within a 3 year period. After earning 65%, De Beira may elect to sole fund further expenditures in order to earn another 5%, giving it a total interest of 70%. The additional interest will be earned upon the earlier of completing a bankable feasibility study or spending a further $6 million, both within a period of no more than 3 years. Refer to Note 5 of the financial statements for additional details.

Subsequent to quarter end, De Beira has raised $4.5 million in new equity capital through the issuance of common shares and attached warrants.

During the next 12 months, De Beira will continue to identify and assess new projects for acquisition purposes, but will also focus on exploring and adding value to the project interests acquired over the last few months. See “Plan of Operation” below for more information.

Financial Condition

De Beira is a development stage company and De Beira’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. De Beira’s auditors’ report on its 2005 financial statements contained an explanatory paragraph that states that due to recurring losses since inception and negative cash flows substantial doubt exists as to De Beira’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that De Beira will continue as a going concern. Since its inception in May 2004, De Beira has not generated revenue and has incurred net losses. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions raise substantial doubt about De Beira’s ability to continue as a going concern.  As discussed in Note 5 of the financial statements above and in Management’s Discussion and Analysis, subsequent to May 31, 2006, De Beira received proceeds of $4,500,000 from equity financings which will enable De Beira to commence mining exploration activities.

Page - 12

As of August 30, 2006, De Beira had cash and cash equivalents of $1,315,000. Management believes that existing cash on hand will be sufficient to fund De Beira’s planned activities through May 31, 2007.  De Beira is seeking equity financing of up to an additional $5,000,000 to provide for the capital required to fund activities of certain acquisitions discussed in Notes 4 and 5 of the financial statements above, and in Management’s Discussion and Analysis. There is no assurance that De Beira will be able to consummate the contemplated financing.  If De Beira is unsuccessful in raising additional capital in a timely manner, it will have a material adverse affect on De Beira’s liquidity, financial condition and business prospects.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of De Beira to continue as a going concern.

Limited operating history; need for additional capital

There is limited historical financial information about De Beira upon which to base an evaluation of its performance. De Beira is a mineral exploration company but has not generated any revenues thus far from its mineral exploration business. De Beira cannot guarantee it will be successful in this industry as there is considerable risk and very few explorers are successful in finding a profitable mineral deposit. De Beira’s business is subject to risks inherent in the mineral exploration and mining industry, including limited working capital, volatility in metal prices, possible delays in the development of its mineral properties , and possible cost overruns due to price and cost increases in products and services it utilises in its business activities.

De Beira has adopted a phased plan of operation to the development of its mineral properties and its operations. See “Plan of Operation” below for more detail. This allows De Beira to allocate the expenditures of its resources in a timely and measured manner. De Beira will not continue with expenditures in any phase of the development if management thinks De Beira will be unable to complete the designated task. De Beira will require further equity financing to provide for some of the working capital required to implement future exploration programs and operations beyond the final phase of the plan of operation or for services and products that are currently not anticipated to be developed.

To meet its need for cash, De Beira will rely on any funds generated from equity financings. Any financings will be applied to (1) mineral exploration and implementation of De Beira’s plan of operation, (2) corporate and administration overheads, (3) repayment of debt, and (4) general working capital.

If De Beira requires additional proceeds, De Beira will have to find alternative sources, like a public offering, a private placement of securities, or additional loans from its officers or others. De Beira has no assurance that future equity financing will be available to it on acceptable terms. If financing is not available on satisfactory terms, De Beira may be unable to continue, develop or expand its mineral exploration activities. Equity financing could result in additional dilution to existing shareholders.

Subsequent to May 31 2006, De Beira has raised equity funds of $4,500,000, to enable De Beira to commence exploration activities at its Colombian and Peruvian projects, as well as provide loan funding (for working capital purposes, including exploration) to the Ecuador company in which De Beira is in the process of acquiring a majority interest. At the present time, De Beira is seeking equity financing of up to a further $5 million to provide for the capital required to fund activities at the Colombian and Peruvian projects as well as at the operations in the Ecuador mineral property whose acquisition is proposed to be completed subsequent to quarter end.

Page - 13

If De Beira is unable to complete any phase of its plan of operation because it does not have enough money, De Beira will put its exploration activities on hold / care and maintenance (to the extent that it is able to do so - in some instances, this could eventually lead to De Beira’s contractual rights to explore ceasing to exist) until De Beira raises additional working capital. If De Beira cannot raise the required working capital, De Beira will either have to suspend operations until it does raise the required working capital, or cease operations entirely.

Comparison of the Three Month Periods Ended May 31, 2006 and 2005

Results of Operations

De Beira incurred a loss of $75,199 during the three months to May 31 2006 compared to $2,273 in the previous corresponding period. The main factor behind this was expenditure of $51,078 for travel expenses as De Beira commenced putting into practice its vision of acquiring undervalued mineral properties in South America.

Off-Balance Sheet Arrangements

De Beira has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on De Beira’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, nor did De Beira have any non-consolidated, special-purpose entities during this quarter.

Liquidity and Capital Resources

De Beira’s capital resources have been limited. De Beira currently does not generate any revenue from its business operations to be profitable, and to date has primarily relied on the issue of common shares for working capital for its business operations.

De Beira had cash of $2,201 and a working capital deficit of $44,188 at May 31, 2006. During the three month period ended May 31, 2006 De Beira had no revenues and funded its operations from previous equity raisings.

The notes to De Beira’s financial statements as of May 31, 2006 contain footnote disclosure regarding De Beira’s uncertain ability to continue as a going concern. De Beira has not generated sufficient revenues to cover its expenses, and De Beira has an accumulated deficit of $107,188.

While De Beira has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to fully complete its plan of operation and launch its business operations. De Beira is seeking financing in the form of equity in order to provide the necessary working capital. De Beira currently has no commitments for financing. There are no assurances De Beira will be successful in raising the funds required.

Management believes that De Beira’s existing capital resources, including the share proceeds of $4,500,000 subsequent to the quarter end, will be sufficient to fund its current level of operating activities, capital expenditures and other obligations through the next 12 months, except any required working capital for its plan of operation. Even though De Beira’s monthly burn was $16,000 during the three month period ended May 31, 2006, De Beira had a sufficient cash position that would lead management to believe that De Beira has 12 months of working capital available. However, if during that period or thereafter, De Beira is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the De Beira, this could have a material adverse effect on De Beira’s business, results of operations, liquidity and financial condition.

Page - 14

Subsequent to May 31 2006, De Beira has raised equity funds of $4,500,000, to enable De Beira to commence exploration activities at its Colombian, Ecuadorian and Peruvian projects. At the present time, De Beira is seeking equity financing of up to a further $5 million to provide for the capital required to fund activities at these projects.

Contingencies and Commitments

De Beira has no contingencies or long-term commitments. However, under the terms of the agreement pursuant to which it is acquiring an interest in the Titiribi Project in Colombia, it is obliged to spend a minimum of $1,000,000 on exploration activities before it can withdraw from the arrangement. Similarly, for each of the Condoroma and Suyckutambo projects in Peru, De Beira is obliged to spend a minimum of $500,000 on exploration activities before it can withdraw from the arrangement. With respect to the acquisition of an 80% interest in an Ecuador company whose acquisition is proposed to be completed subsequent to quarter end, De Beira has a contractual obligation to provide loan funds of $7 million over a period of time commencing from the end of July 2006 up to January 2007 (to the date of this report, loan funding of $2 million has been provided).

Inflation

Management does not believe that inflation will have a material impact on De Beira’s future business operations.

Plan of Operation for the Next Twelve Months

As previously stated, De Beira will continue to identify and assess undervalued mineral properties in South America for eventual acquisition. It will also focus on progressing exploration activities on the project interests that it has secured thus far. At the Titiribi Project in Colombia, De Beira is required to spend $1 million over the next 12 months in order to maintain its rights to earn an equity interest in the project. It is anticipated that the majority of this expenditure will be incurred in carrying out drilling programs at the Titiribi Project. At each of the Condoroma and Suyckutambo projects in Peru, De Beira is required to spend $500,000 over the next 12 months in order to maintain its rights to earn an equity interest in the project. Again, it is anticipated that the majority of this expenditure will be incurred in carrying out drilling programs on these two projects. Upon completion of the Ecuador acquisition, De Beira has plans, subject to raising of the necessary capital, to spend approximately $5.5 million on upgrading plant and equipment at the Ecuador mine site and also on carrying out regional exploration with a view to assessing the project’s potential for open cut mining.

Page - 15

De Beira anticipates continuing to rely on private loans, equity sales of common shares, or debt financing in order to fund its proposed plan of operation. The issuance of additional shares will result in dilution to existing shareholders of De Beira.

De Beira is not currently conducting any research and development activities other than the exploration of the Titiribi Project in Colombia and the Condoroma and Suyckutambo projects in Peru. It does not anticipate conducting development activities in the near future.

Uncertainties Relating To Forward-Looking Statements

This Form 10-QSB Quarterly Report for the three month period ended May 31, 2006, including the management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Quarterly Report contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other United States federal securities laws. Certain information contained or incorporated by reference in this Quarterly Report, including the information set forth as to the future financial or operating performance of De Beira, constitutes “forward-looking statements”. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about De Beira’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Forward-looking statements in this Form 10-QSB include statements regarding (1) expectation that exploration activities will increase during fiscal 2007; (2) expectation that working capital needs for fiscal 2007 will be funded through the equity capital markets and private financings; (3) expectation that an increase in business operations will lead to hiring of additional employees or independent contractors; and (4) expectation that inflation will not have a material impact on future operations.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for De Beira’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain directors, officers and consultants; changes in customer requirements; and/or evolving industry standards; and other factors described in De Beira’s filings with the Securities and Exchange Commission. The results that De Beira achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this Form 10-QSB for the three month period ended May 31, 2006, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate. All forward-looking statements are made as of the date of filing of this Form 10-QSB and De Beira disclaims any duty to update any such forward-looking statements, and De Beira assumes no obligation to update any such forward-looking statements.

Page - 16

De Beira may, from time to time, make oral forward-looking statements. De Beira strongly advises that the above paragraph and the risk factors described in De Beira’s Annual Report and in De Beira’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of De Beira to materially differ from those in the oral forward-looking statements. De Beira disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

Reg Gillard, De Beira’s Chief Executive Officer and Susmit Shah, De Beira’s Chief Financial Officer, have evaluated the effectiveness of De Beira’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, Mr. Gillard and Mr. Shah have concluded that, as of the Evaluation Date, De Beira’s disclosure controls and procedures are effective in alerting De Beira on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in De Beira’s internal controls or, to De Beira’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date De Beira carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

De Beira is not a party to any pending legal proceedings and, to the best of De Beira’s knowledge, none of De Beira’s assets are the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) De Beira did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) De Beira did not sell any unregistered equity securities; with the exception of the following:

Stock dividend - March 2006

On March 10, 2006, the board of directors of De Beira declared a stock dividend on its outstanding shares of common stock. For every share that a shareholder owned on March 21, 2006, that shareholder received an additional seven shares on March 23, 2006. On March 24, 2006, the stock dividend was ex-dividend and De Beira’s trading price was adjusted accordingly. The stock dividend resulted in an increase of the De Beira’s issued and outstanding share capital from 5,875,000 shares of common stock to 47,000,000 shares of common stock.

Page - 17

$4.20 Private Placement - June 2006

On June 8, 2006, De Beira closed the private placement with the newly appointed Chairman, Klaus Eckhof for total proceeds of US$2,000,000. De Beira’s board of directors authorized the issuance of 476,190 restricted common shares at an offering price of $4.20 per restricted share. The value of the restricted shares was arbitrarily set by De Beira and had no relationship to its assets, book value, revenues or other established criteria of value. All the restricted common shares issued in this offering were issued for investment purposes in a “private transaction”.

For the closing, De Beira relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. De Beira received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

3:2 Forward Split - June 2006

On June 5, 2006, De Beira's board of directors approved and arranged for a 3:2 forward split of its issued and outstanding common shares.  The record date for the forward split was June 13, 2006 and the payment date for the forward split was June 15, 2006.  On the payment date, registered shareholders as of the record date were issued one additional common share of De Beira for every two common shares they owned.

The effective date for the forward split was June 16, 2006 at which time De Beira’s trading price was adjusted by the NASD prior to the opening of the market to give effect to the 3:2 forward split.

Prior to the effect of the 3:2 forward spilt, De Beira had 23,476,190 shares issued and outstanding as of June 12, 2006. After the forward split was given effect to, the number of issued and outstanding common shares on June 16, 2006 was 35,214,285.

$2 Private Placement - August 2006

On August 30, 2006, De Beira closed a private placement with a foreign investor for total proceeds of US$2,500,000. De Beira’s board of directors authorized the issuance of 1,250,000 restricted common shares at an offering price of $2.00 per restricted share. In addition, 1,250,000 common share purchase warrants were issued by De Beira. Each share purchase warrant entitles the holder to acquire one additional common share at an exercise price of $2.50 per share for a period of two years expiring August 31, 2008.

The value of the restricted shares was arbitrarily set by De Beira and had no relationship to its assets, book value, revenues or other established criteria of value. All the restricted common shares issued in this offering were issued for investment purposes in a “private transaction”.

For the closing, De Beira relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. De Beira received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

Page - 18

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of De Beira. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, De Beira reported all information that was required to be disclosed in a report on Form 8-K.

Item 6. Exhibits.

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to De Beira’s previously filed Form SB-2 and Form 10-QSB’s.

Exhibit	Description	Status
3.1	Articles of Incorporation of De Beira Goldfields Inc. filed as an Exhibit to De Beira’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
3.2	By-Laws of De Beira Goldfields Inc. filed as an Exhibit to De Beira’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference .	Filed
10.1

Management Agreement dated April 19, 2006 between De Beira Goldfields Inc. and Reg Gillard, filed as an exhibit (Exhibit 10.2) to De Beira’s Form 8-K (Current Report) filed on May 10, 2006 and incorporated herein by reference.

Filed
10.2

Letter of Understanding dated May 6, 2006 among De Beira Goldfields Inc., Goldplata Corporation Limited, Goldplata Resources Inc, and Goldplata Resources, Sucursal-Columbia, filed as an exhibit to De Beira’s Form 8-K (Current Report) filed on May 25, 2006 and incorporated herein by reference.

Filed
10.3

Letter Agreement dated June 15, 2006 between De Beira Goldfields Inc. and Emco Corporation, filed as an exhibit to De Beira’s Form 8-K (Current Report) filed on June 29, 2006 and incorporated herein by reference.

Filed
10.4

Share Sale Agreement dated July 10, 2006, between De Beira Goldfields Inc. and Emco Corporation Inc. S.A., filed as an Exhibit to De Beira’s Form 8-K (Current Report) filed on July 17, 2006, and incorporated herein by reference.

Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Financial Code of Ethics filed as an Exhibit to De Beira’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed

Page - 19

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, De Beira Goldfields Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

DE BEIRA GOLDFILEDS INC.

By: /s/ Reg Gillard
Name:  Reg Gillard
Title: Director, CEO and President
Dated: August 31, 2006

Page - 20

Exhibit 31

Page - 21

DE BEIRA GOLDFIELDS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Reg Gillard, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of De Beira Goldfields Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: August 31, 2006

/s/ Reg Gillard
Reg Gillard
Chief Executive Officer

Page - 22

DE BEIRA GOLDFIELDS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Susmit Shah, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of De Beira Goldfields Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: August 31, 2006

/s/ Susmit Shah
Susmit Shah
Chief Financial Officer

Page - 23

Exhibit 32

Page - 24

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of De Beira Goldfields Inc. (“De Beira”) on Form 10-QSB for the period ending May 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Reg Gillard, President, Chief Executive Officer of De Beira and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of De Beira.

/s/ Reg Gillard
Reg Gillard
Chief Executive Officer

August 31, 2006

Page - 25

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of De Beira Goldfields Inc. (“De Beira”) on Form 10-QSB for the period ending May 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Susmit Shah, Chief Financial Officer, Treasurer, and Corporate Secretary of De Beira, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of De Beira.

/s/ Susmit Shah
Susmit Shah
Chief Financial Officer

August 31, 2006

Page - 26