Form 10KSB
period 2006-08-31
De Beira Goldfields Inc.
filed 2006-12-14
CIK 1345756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   August 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________
Commission file number  000-51707

DE BEIRA GOLDFIELDS INC.
(Name of Small Business Issuer in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
30 Ledgar Road, Balcatta, Western Australia	6021
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 011-61-89-240-2836

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Page - 1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ X ] Yes [   ] No

State issuer’s revenues for its most recent fiscal year.  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $65,690,000 as of December 13, 2006 {$2.00 X 32,845,000}

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 12, 2006
common stock - $0.001 par value	39,559,285

Documents incorporated by reference: Exhibit 3.1 (Articles of Incorporation) filed on December 12, 2005 as an Exhibit to De Beira’s Form SB-2 (Registration Statement); Exhibit 3.2 (By-laws) filed on December 12, 2005 as an Exhibit to De Beira’s Form SB-2 (Registration Statement); Exhibit 10.1 (Management Agreement) filed on May 10, 2006 as an Exhibit to De Beira’s Form 8-K (Current Report); Exhibit 10.2 (Letter of Understanding) filed on May 25, 2006 as an Exhibit to De Beira’s Form 8-K (Current Report); Exhibit 10.3 (Letter Agreement) filed on June 29, 2006 as an Exhibit to De Beira’s Form 8-K (Current Report); Exhibit 10.4 (Share Sale Agreement) filed on July 17, 2006 as an Exhibit to De Beira’s Form 8-K (Current Report); and Exhibit 14.1 (Financial Code of Ethics) filed on December 12, 2005 as an Exhibit to De Beira’s Form SB-2 (Registration Statement.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

Page - 2

Forward Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including statements regarding De Beira’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports De Beira files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-KSB for the fiscal year ended August 31, 2006, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-KSB and De Beira disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. De Beira may, from time to time, make oral forward-looking statements. De Beira strongly advises that the above paragraphs and the risk factors described in this Annual Report and in De Beira’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of De Beira to materially differ from those in the oral forward-looking statements. De Beira disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1. Description of Business.

General

De Beira Goldfields Inc. (“De Beira”) is a Nevada corporation that was incorporated on May 28, 2004.

Since June 2006, De Beira has had its office at 30 Ledgar Road, Balcatta, Western Australia, 6021. The telephone number at this office is 011-61-89-240-2836. De Beira uses this office space under an arrangement whereby an entity related to the president and director of the Company and chairman of the Company provides office administration, accounting and corporate secretarial services to the Company for a fee based on time and hourly charge rates. De Beira maintains its statutory registered agent’s office at 2470 St. Rose Parkway, Henderson, Nevada, 89075.

De Beira is an exploration stage company engaged in the acquisition and exploration of mineral properties. De Beira’s plan of operations is to conduct mineral exploration activities on the mineral properties in order to assess whether these claims possess commercially exploitable mineral deposits. De Beira’s exploration program is designed to explore for commercially viable deposits of base and precious minerals, such as gold, silver, lead, barium, mercury, copper, and zinc minerals. See “Business of De Beira” and “Management’s Discussion and Analysis or Plan of Operations” below for more information.

On May 9, 2006, De Beira signed a letter of understanding to acquire up to a 70% interest in the Titiribi Gold / Copper project in Colombia, South America (the “Colombia Property”). See Exhibit 10.2 - Letter of Understanding for more details.

Also, on June 15, 2006, De Beira entered into an agreement to acquire an 80% interest in Minanca Minera Nanguipa, Compañía Anónima (“Minanca”), subject to certain conditions. Minanca owns certain mineral exploration property, including plant and equipment, in Ecuador, South America (the “Ecuador Property”). See Exhibit 10.4 - Share Sale Agreement for more details.

Page - 3

On July 5, 2006, De Beira entered into agreements with the Goldplata Group to acquire an interest of up to 70% in the Condoroma and Suyckutambo Projects in Peru, South America (the “Peru Property”), which are prospective for gold and silver.

De Beira has an authorized capital of 75,000,000 shares of common stock with a par value of $0.001 per share with 39,559,285 shares of common stock currently issued and outstanding.

De Beira has not been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of De Beira’s business.

Business of De Beira

De Beira is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. De Beira’s principal business is the acquisition and exploration of mineral resources. De Beira has not presently determined whether the properties it intends to acquire contain mineral reserves that are economically recoverable.

De Beira is a start-up, development stage company, which has not generated any revenues from its mineral exploration activities.

During the next 12 months, De Beira will continue to identify and assess new projects for acquisition purposes, but will also focus on exploring and adding value to the project interests acquired over the last few months. De Beira will continue to identify and assess undervalued mineral properties in South America for eventual acquisition. Management will also focus on progressing exploration activities on the project interests that De Beira has secured thus far.

In the quarter ended February 28, 2006, De Beira announced its intentions to acquire a portfolio of undervalued mineral properties in South America, prospective for gold, silver and copper.

Property Interests

The following is a summary of De Beira’s principal property interests, segregated by the operations on De Beira’s claims. De Beira does not have any assets or mineral properties that are currently in production or contain a reserve.

A. De Beira 1 Mineral Claim

During the year ended August 31, 2005, De Beira staked the De Beira 1 mineral claim, located in British Columbia, Canada. The claim was registered in the name of Michele Fronzo, the former president of De Beira, who executed a trust agreement whereby Mr. Fronzo agreed to hold the claim in trust on behalf of De Beira.

During the year ended August 31, 2006, De Beira relinquished ownership of the De Beira 1 mineral claim as it was not considered sufficiently prospective and turned its attention to other opportunities.

B. Titiribi Gold/Copper Project - Colombia Property

De Beira entered into an agreement with Goldplata Corporation Limited, Goldplata Resources Inc. and Goldplata Resources Sucursal Colombia (the “Goldplata Group”) dated May 6, 2006, whereby De Beira was granted an option to acquire up to a 70% interest in the Titiribi Gold/Copper project in Colombia, South America (the “Colombia Property”). The agreement allows De Beira to acquire an initial interest of 65% by sole funding $8 million in exploration expenditures within a 3 year period (the “Option Period”). The Option Period commenced on June 9, 2006. After acquiring 65% interest, De Beira has 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. See Exhibit 10.2 - Letter of Understanding for more details.

The additional interest is to be acquired upon the earlier of completing a bankable feasibility study or spending a further $12 million, both within a period of no more than 3 years from the time of the election. De Beira may not withdraw from the agreement after the start of the Option Period until it either incurs $1 million in exploration expenditure or pays $1 million to the Goldplata Group. $130,000 was incurred in exploration expenditures during the year-ended August 31, 2006, with a total of $860,000 incurred in exploration expenditures up to the date of this report.

Page - 4

Introduction

Colombia is divided into four geographic regions: the Andean highlands, consisting of the three Andean ranges and intervening valley lowlands; the Caribbean lowlands coastal region; the Pacific lowlands coastal region, separated from the Caribbean lowlands by swamps at the base of the Isthmus of Panama; and eastern Colombia, the great plain that lies to the east of the Andes Mountains.

Location and Access

The Titiribi mining district, population of approximately 15,000 people, is located ca. 70 kilometers southwest of Medellín in the Department of Antioquia, on the northwestern margin of Colombia’s Central Cordillera. Access is by well-maintained paved road from Medellín to the historic town of Titiribi. From Titiribi to the project area access is by fair gravel roads, and the use of 4WD is required due to the road being steep in places.

The general land use of Titiribi is mixed agricultural principally, coffee, sugarcane and dairy cattle. Artisanal mining, including precious metals and coal continues and forms a limited section of the regional economy.

Climate and Geomorphology

The Titiribi Town and project area is situated along the latitude of approx 60 north, and lies in an altitude range of between 1,500m and 2,200m above sea level. Generally the area is considered to have a moderately wet but cool tropical climate. The area was once covered in jungle though now long since cleared to make way for coffee and cattle.

Geology and Mineralization

Titiribi is a historic multi-million ounce Gold and base metal mining district set in the Mid Northern region of Colombia approximately 70 kilometers southwest of the city of Medellín. Recorded mining activity commenced in 1794, and more or less continuous production, at differing scales, has been observed since that time. In the 1800's and early 1900's Au-Ag (Zn-Pb-Cu) production came from at least 14 principle-mining areas within a three-kilometer radius of the town of Titiribi. Activity from approximately 1942 to present can be classified as minimal and strictly artisanal. Peak production activity dates from the period 1885 through 1930.

This gold district is similar to other gold producing areas in the Colombian Cordilleras, and is made up of a series of high-grade polymetallic veins, which are associated with a porphyry style intrusive system. Mineralization is associated with Miocene porphyry intrusives, and is hosted in a variety of distinct litho-structural settings. Historic mineralisation was mined from high-grade Au-Ag replacement mantos and fault-controlled veins hosted within Paleozoic schist and Oligocene continental-marine sedimentary rocks. Low-grade mineralisation is widespread and occurs as disseminations and replacements within the sedimentary rocks, and as porphyry-style disseminations and stockwork within hypabyssal intrusions.

Murial Mining S.A (South America), ("Murial"), initiated modern exploration work in 1992, focusing upon the Otra Mina - Cateadores - Chisperos - Muriel - Cerro Veta sectors of the Titiribi district. Numerous adits and drives were re-opened, cleaned, advanced and sampled. In 1998, based on results from the Murial/Ace exploration, Goldfields Ltd of South Africa conducted additional geophysics and soil geochemistry, resulting in a 2,500-metre diamond-drilling program in and around the Cerro Veta target area.

This drilling led to the discovery of the Cerro Veta porphyry considered as a potentially bulk-minable Au-Cu, (Gold-Copper) resource, located two kilometers west of the Titiribi town. The Cerro Veta porphyry system is a well defined, zoned, although fault disrupted, poly-phase Au-Cu (Ag, Mo) porphyry system measuring some 725 meters N-S by 550 meters E-W.

From the current interpretation of the limited historical drill data and the local geology, it seems that considerable potential exists at Titiribi to delineate a resource relatively quickly with additional drilling. Mineralization is open along strike and at depth.

At the Titiribi Project, De Beira uses the Goldplata Group to manage and implement exploration programs. The programs are prepared by De Beira and De Beira supervises the implementation of the programs by the Goldplata Group. The current emphasis of the exploration program is to carry out approximately 6,000 metres of diamond drilling. The objective of the current drill program is to expand the zones of mineralization and to provide a better understanding of the structural geology.

Page - 5

C. Minanca Project - Ecuador Property

On June 15, 2006, De Beira entered into an agreement with Emco Corporation (“Emco”) whereby De Beira was granted an option to acquire an 80% interest in Minanca Minera Nanguipa, Compania Anonima (“Minanca”), which owns mineral exploration property in Ecuador (the “Ecuador Property”), for an aggregate purchase price of $30,400,000 comprised of 10 million restricted common shares of De Beira at an issue price of $3 per common share and a cash payment of $400,000. See Exhibit 10.4 - Share Sale Agreement for more details.

On June 16, 2006, De Beira paid $400,000 as per the terms of the agreement and provided a loan advance of $100,000 to Minanca.

Under the terms of the acquisition agreement and following settlement of the acquisition, De Beira is obligated to advance loan amounts of $7,000,000 to Minanca as follows:

$1,500,000 within 15 days of settlement of the acquisition transaction for upgrade expenditures on the Property (paid in full by the date of this Report);

$400,000 by July 31, 2006 for upgrades to the Property (paid in full by the date of this Report);

$1,375,000 by October 2, 2006 to be paid for existing debt owed by Minanca (paid in full by the date of this Report); and

The balance of $3,725,000 for exploration expenditures on the Property to be paid equally over a period of 5 months beginning September 1, 2006 with the final payment due on January 1, 2007 (four installments of $745,000 each have been paid by the date of this Report.)

Minanca is to undertake to grant a mortgage over all its assets to De Beira as security against the loan amounts noted above. The loan is due on demand, however the loan is to be repaid only from cash surpluses generated from production by Minanca. Repayment of the loan ranks in priority ahead of any dividend or distribution payments to shareholders of Minanca. The loan does not have a stated rate of interest.

Minanca is to appoint De Beira as the joint operator of the Property and the Company is to be responsible for keeping the Property and all permits in good standing during the term of the formal agreement.

A formal agreement was executed by both parties on July 10, 2006 and in conjunction with the signing of the agreement, De Beira provided Emco with a $100,000 deposit. The issue of 10,000,000 restricted common shares has not been completed at the date of this report and the acquisition agreement remains unconsummated. See Exhibit 10.4 - Share Sale Agreement for more details.

Minanca is a private company, registered under the laws of Ecuador. Minanca’s head office is located at the town of Portovelo.

Minanca is an exploration stage company in Ecuador, primarily active since its inception in the feasibility stage for gold in the southern area of the country, specifically in the El Oro Province. Minanca has small scale gold production from underground workings. Mine management and all mining activities are sub-contracted to a third party mining operator.

Location and Access

The 45 hectare Minanca Project is located in the highly productive Portovelo-Zaruma gold belt in the El Oro province of Ecuador. The Portovelo region is host to a 15 km long system of poly metallic epithermal veins. Locally the vein system covers an area approximately 7 km long by 1 km wide, with mineralisation hosted in highly fractured host rocks with quartz and carbonate filling.

History

The Minanca property has been continuously mined since 1845 and mining in the region dates back to the 1600’s. Mineralisation on the Minanca property includes gold, silver, copper, zinc and lead occurring in quartz calcite veins within an andesite host rock. The mine has 3 principal veins, varying in widths from 0.6m to 5m and length between 500m and 800m, of which only the Abundancia vein is the focus of current mining activity. This vein system is postulated as originating from dilatational fissure openings resulting from the strike slip fault movements associated with the Portovelo Caldera. Numerous stockwork veinlets separate the major veins, and these stockworks are currently undergoing evaluation for an open pit-mining scenario.

Page - 6

Recent sampling of the underground workings and surface grab and trench samples has confirmed the stock work and the porphyry system to host significant gold, silver and zinc mineralisation. As a result of the encouraging sampling results, Minanca is currently drilling to test the size and grade potential of the hosting Andesitic lithologies.

Geology

The dominant feature of the region is the Portovelo Caldera. This structure is considered to be Tertiary to Pleistocene in age and has a diameter of 10-12 kilometres. Mineralization is associated quartz-carbonate veins within a seven km N-S orientated fault envelope. The fault envelope is interpreted as a mega tension gash system formed within the 6.5 kilometre gap separating the NW-SE trending Puente Busa Fault located to the north of Zaruma and the Pinas-Portovelo fault located south of Portovelo. Within this envelope are a series of enechelon faults, which cut through a highly weathered grey porphyritic andesite and felsic porphyry.

Principal vein systems, which contain the majority of the mineralization, have a northerly orientation and are visible at a surface as weathered gullies across the mountainside. The vein system covers an area approximately seven kilometres in length and one kilometre wide. The vein systems are postulated as being formed as a result of fissure openings created by strike-slip fault movements along regional faults, which control the caldera’s location. The Minanca project contains a series of these veins.

Within the project there is also a NE trending mineralised zone of approximately 600 metres in length by 135 metres in width, currently identified as the Magner Filon. This zone is characterised hydrothermal alteration resulting in elevated levels of silica and pyrite content. Recent surface outcrop sampling, in a highly leached environment, resulted in values up to 7.8 g/t gold.

The mining operation at Minanca follows the major Abundancia vein and other sub parallel veins, which have been mapped and mined for a number of years. Between these large veins is a stockwork of quartz veins, seen at excavations previously carried out on the upper slopes of the concession. The excavations are designed to expose and sample the weathered portion of the porphyry noted on the property in order to assess the feasibility of an open pit operation.

Presently, Minanca is carrying out exploration programs including drilling that are designed to provide a better understanding of structural geology, and extend the zones of mineralization. Minanca’s medium to long term objective is to define resources outside the present mining zones of sufficient tonnages and grades that may eventually permit the company to engage in open pit mining.

D. Condoroma and Suyckutambo Projects - Peru Property

On July 5, 2006, De Beira entered into agreements with the Goldplata Group to acquire an interest of up to 70% in the Condoroma and Suyckutambo Projects in Peru, which are prospective for gold and silver. De Beira was granted an option to acquire up to 70% interest in each of these two projects on identical terms. The agreements allow De Beira to acquire an initial interest of 65% by sole funding $4 million in exploration expenditures within a 3 year period (the “Option Period”). The Option Period commenced on August 4, 2006. After acquiring 65%, De Beira has 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. The additional interest is to be acquired upon the earlier of completing a bankable feasibility study or spending a further $6 million, both within a period of no more than 3 years from the time of the election. De Beira may not withdraw from the agreement after the start of the Option Period until it either incurs $500,000 in exploration expenditures or pays $500,000 to the Goldplata Group. $45,000 was incurred in exploration expenditures during the year ended August 31, 2006, with a total of $205,000 incurred in exploration expenditures up to the date of this report.

Location and Access to Sucuytambo

The Sucuytambo Project area is accessed via road and is located approximately 20km from the town of Caylloma in the district and province of Caylloma. Caylloma is approximately 220 kilometres from the large regional centre of Arequipa, in Southern Peru and approximately 150 kilometres from the border with Bolivia.

Page - 7

History

The Suyckutambo Project area has had a history of mining dating back to colonial times. Recent activity saw mining of the area by Cia De Minas del Peru (MHC) between 1945 and 1965 with a 150 Tpd plant through which 1M tonnes was treated for 9.03M ounces of silver and 125,400 ounces of gold. The grades vary during the mine life of this time and eventually water inflow stopped the mine.

Geological Setting

The regional geological setting for the Caylloma district is dominated by a NE trending southeast dipping vein system that lies within the lower-Miocene age Tacaza Group of interbedded Andesites and Andesitic pyroclastic units. The district occurs in a triangular area averaging several km in width between the N-S right lateral Cuchillades fault and NW trending left lateral Trinidad fault that set up a tensional environment for the formation of the vein sets.

The 11.4 million year old Chonta Caldera occurs to the northeast and the large and younger, 2.5 million year old Caylloma Caldera occurs to the east.

Locally at Suyckutambo the prominent Santa Ursula Vein is the host of the gold and silver.

Condoroma

The Condoroma Project area is accessed via road and is located approximately 205km from Arequipa and 15km from the town of Caylloma in the district and province of Caylloma (approximately 5kms from the Sucuytambo Project area).

Geology

Several veins are visible within the Condoroma property though the historical mining focus was on 4 main vein systems, The Bononanza Vein, Ramil Vein and Santa Rita-Mercedes. The principal elements are silver with associated minor gold, and lead and zinc. The veins strike approximately N35-45 degrees west with a 60 to 90 degree southerly dip. The NE striking Santa Rita Vein intersects the Mercedes vein in an area De Beira is confident will host significant mineralisation. The numerous stock work veinlets within the system were tested with limited sampling by previous workers and show the veinlets to also be mineralised.

Mineralisation is hosted in volcanic intrusives of the Tacaza Group. Mineralisation style is epithermal veins of quartz-calcite-siderite-rhodochrosite gangue and pyrite-galena-sphalerite sulphides with manganese oxides and minor gold and electrum.

The exploration activity at present on the Condoroma and Suyckutambo Project areas is focused on literature search, data review, mapping, and surveying. De Beira has applied for permission to commence drilling. Drill targets have been provisionally identified and, upon granting of permission, it is anticipated that a 3,000 metre drill program will commence at Condoroma. Thereafter, and, subject to results, a similar sized drill program will be undertaken at Suyckutambo.

Competition

De Beira competes with other mining and exploration companies possessing greater financial resources and technical facilities than De Beira in connection with the acquisition of mineral exploration claims and in connection with the recruitment and retention of qualified personnel. Many of De Beira’s competitors have a very diverse portfolio and have not confined their market to one mineral or property, but explore a wide array of minerals and mineral exploration properties. Some of these competitors have been in business for longer than De Beira and may have established more strategic partnerships and relationships than De Beira.

Management believes that it will have a competitive advantage over its competitors due to its network of contacts, which will enable it to identify and acquire prospective mineral properties more quickly and efficiently than many of its competitors.

Government Controls and Regulations

De Beira’s exploration and development activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties. These laws are continually changing and, as a general matter, are becoming more restrictive. De Beira’s policy is to conduct business in a way that safeguards public health and the environment. De Beira believes that its mineral exploration activities are conducted in compliance with applicable laws and regulations.

Page - 8

The various levels of government controls and regulations address, among other things, the environmental impact of mineral exploration and mineral processing operations and establish requirements for decommissioning of mineral exploration properties after operations have ceased. With respect to the regulation of mineral exploration and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various components of operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mineral exploration properties following the cessation of operations, and may require that some former mineral exploration properties be managed for long periods of time.

Any existing or probable governmental controls or regulations will not materially affect De Beira’s current business, including any applicable environmental laws.

De Beira will be required to obtain work permits for any exploration work that results in a physical disturbance to the mineral claims. De Beira will be required to obtain a work permit if it proceeds with the subsequent phases of its proposed mineral exploration programs. As the exploration programs proceed to the trenching, drilling and bulk-sampling stages, De Beira will be required to post small bonds and file statements of work. De Beira will be required by to undertake remediation work on any work that results in physical disturbance to the mineral claims. The cost of remediation work will vary according to the degree of physical disturbance.

It is De Beira’s responsibility to provide a safe working environment, not to disrupt archaeological sites, and conduct its activities in such a manner as to cause unnecessary damage to the mineral exploration properties.

De Beira will secure all necessary permits for exploration and will file final plans of operation prior to the commencement of any mineral exploration operations. Management anticipates no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to law. Any portals, adit or shafts will be sealed upon abandonment of the mineral exploration properties. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of De Beira’s proposed activities cannot be determined until it commences operations and knows what that will involve from an environmental standpoint.

De Beira and Minanca are in compliance with the foregoing legislation and will continue to comply with the legislation in the future. Management believes that compliance with the foregoing legislation will not adversely affect De Beira’s business operations in the future or its competitive position.

Effect of Existing or Probable Governmental Regulations on De Beira’s Business

De Beira’s business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time. Changes to current local, state or federal laws and regulations in the jurisdictions where De Beira operates could require additional capital expenditures and increased operating and/or reclamation costs. De Beira is unable to predict what additional legislation or revisions may be proposed that might affect its business or when any such proposals, if enacted, might become effective. Such changes, however, could require increased capital and operating expenditures and could prevent or delay certain operations by De Beira or the property operators. Although De Beira is unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomical.

Dependence on One or a Few Major Customers

De Beira does not have any major customers that it depends on. De Beira is still in the start up phase and has not as of yet negotiated a contract with a major client. Base or precious metals can be readily sold on numerous markets throughout the world and it is not difficult to ascertain their market price at any particular time. Since there are a large number of available base and precious metal purchasers, De Beira is not dependent upon the sale to any one customer. Also, management believes that, because of the availability of alternative refiners, no material adverse effect would result if De Beira lost the services of any of its current refiners.

Page - 9

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

De Beira currently does not own any patents or trade marks. Also, De Beira is not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.

Number of Total Employees and Number of Full Time Employees

De Beira has only one paid employee at this time. De Beira intends to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on its claims.

RISK FACTORS

You should consider each of the following risk factors and the other information in this annual report, including De Beira’s financial statements and the related notes, in evaluating De Beira’s business and prospects. The risks and uncertainties described below are not the only ones that impact on De Beira’s business. Additional risks and uncertainties not presently known to De Beira or that De Beira currently considers immaterial may also impair its business operations. If any of the following risks actually occur, De Beira’s business and financial results could be harmed. In that case, the trading price of De Beira’s common stock could decline.

Risks associated with De Beira’s business and properties:

1.  De Beira lacks an operating history and has losses that it expects will continue into the future. If the losses continue De Beira will have to suspend operations or cease operations.

De Beira has no operating history upon which an evaluation of its future success or failure can be made. De Beira has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. De Beira’s net loss since inception is $864,829. For the year ended August 31, 2006, net operating expenses were $848,560. See “Management Discussion and Analysis” on page 19 for more details.

De Beira’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to (1) locate a profitable mineral property, (2) generate revenues from its planned business operations, and (3) reduce exploration costs. Based upon current plans, De Beira expects to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of De Beira’s mineral properties. De Beira cannot guarantee that it will be successful in generating revenues in the future. Failure to generate revenues may cause De Beira to suspend or cease operations.

2.  De Beira may not be able to continue as a going concern.

De Beira’s independent auditors’ report on its consolidated financial statements as of August 31, 2006 includes an explanatory paragraph expressing substantial doubt about De Beira’s ability to continue as a going concern. As a result of this going concern modification in De Beira’s auditor’s report on its financial statements, De Beira may have a difficult time obtaining significant additional financing. If De Beira is unable to secure significant additional financing, De Beira may be obligated to seek protection under the bankruptcy laws and its shareholders may lose their investment. For additional explanation regarding management’s plans see Footnote #1 to the audited financial statements attached to this report.

3.  De Beira has no known ore reserves and cannot guarantee that it will find any ore reserves, or if De Beira finds any ore reserves, that production would be profitable. If no ore reserves are found, De Beira may have to cease operations.

All of the mineral claims De Beira has an interest in are in the exploration stage and none of the mineral claims have any known ore reserves or generate any cash flow. De Beira has not identified any mineable mineral reserves on any of the mineral claims and De Beira cannot guarantee it will ever find any ore reserves. Accordingly, De Beira has no means of producing any income at this time. Even if De Beira finds that there is base or precious minerals on the mineral claims, De Beira cannot guarantee that it will be able to recover any base or precious minerals for an ore reserve or generate any cash flow from that ore reserve. Even if De Beira recovers any base or precious minerals, it cannot guarantee that it will make a profit. If De Beira cannot find any base or precious minerals, or it is not economical to recover the base or precious minerals, De Beira will have to cease operations.

Page - 10

4.  De Beira does not have sufficient funds to acquire and consummate its interest in the mineral properties or to complete each of the proposed mineral exploration programs and as a result may have to suspend operations.

De Beira’s mineral exploration programs are limited and restricted by the amount of working capital that De Beira has and is able to raise from financings. De Beira does not have sufficient funds to complete the proposed mineral exploration programs on the mineral properties. As a result, De Beira may have to suspend or cease its operations on the mineral claims.

De Beira’s current operating funds are less than necessary to complete the acquisition and consummation of its interest in the mineral properties or the proposed mineral exploration programs of the respective mineral properties, and therefore De Beira will need to obtain additional financing in order to complete the proposed mineral exploration programs. As of August 31, 2006, De Beira had $1,325,552 in cash. De Beira currently does not have any operations and has no income. De Beira’s mineral exploration program calls for significant expenses in connection with the exploration of the respective mineral claims. During the 12 months ending August 2007, it is estimated that De Beira will need to raise additional capital of approximately $10 million to proceed with and complete its proposed mineral exploration programs (subsequent to August 31, 2006 and up to the date of this report, De Beira has received approximately $5.5 million in additional capital, leaving a further approximately $4.5 million to be raised for the remainder of the new year). De Beira will also require additional financing if the costs of the proposed exploration programs are greater than anticipated. De Beira will require additional financing to sustain its business operations if De Beira is not successful in earning revenues once exploration is complete. Obtaining additional financing would be subject to a number of factors, including the market prices for base and precious minerals, investor acceptance of De Beira’s mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to De Beira. The most likely source of future funds presently available to De Beira is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternatives for the financing of further exploration would be (1) the offering by De Beira of an interest in the mineral claims to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated, or (2) private loans.

5.  Access to De Beira’s properties may be restricted by inclement weather during the year, which may delay De Beira’s proposed mineral exploration programs, which could prevent De Beira from generating revenues.

Access to the project areas in Colombia and Peru may be restricted through some of the year due to inclement weather in the respective areas.

De Beira’s proposed exploration programs at the Minanca property in Ecuador are generally able to be carried out most of the year.

As a result, any attempt to test or explore the De Beira’s properties is largely limited to the times when the weather will permit such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. During the period of time when access to De Beira’s properties is restricted, De Beira will be unable to continue with its mineral exploration programs on the respective claims and, as a consequence, unable to generate revenues. Such delays can have a significant negative effect on De Beira’s results of operations.

6.  De Beira may not have access to all of the supplies and materials its need for exploration, which could cause De Beira to delay or suspend operations.

Competition and unforeseen limited sources of supplies and contractors in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as drill rigs, bulldozers and excavators that De Beira might need to conduct exploration. De Beira has not attempted to locate or negotiate with any suppliers of products, equipment or materials. De Beira will attempt to locate products, equipment and materials after sufficient funds have been raised. If De Beira cannot find the products and equipment it needs for its proposed mineral exploration program, De Beira will have to suspend the mineral exploration program until De Beira can find the products and equipment it needs.

Page - 11

7.  Land tenure disputes may negatively impact De Beira’s operations.

De Beira operates in countries where ownership of land is uncertain, and where disputes may arise in relation to ownership. These disputes cannot always be predicted, and hence there is a risk that this may cause disruption to some of De Beira’s exploration projects and prevent the development of new projects.

Mineral rights and interests of De Beira in the properties it has an interest in are subject to government approvals, licences and permits. Such approvals, licenses and permits are, as a practical matter, subject to the discretion of the applicable governments or governmental officials. No assurance can be given that De Beira will be successful in maintaining any or all of the various approvals, licences and permits in full force and effect without modification or revocation.

De Beira is unaware of any outstanding native land claims on the areas in which it has an interest; however it is possible that a native land claim could be made in the future. The government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential mining. Should De Beira encounter a situation where a native person or group claims and interest in its mineral claims, De Beira may be unable to provide compensation to the affected party in order to continue with its mineral exploration work, or if such an option is not available, De Beira may have to relinquish its interest in these claims. In either case, the costs and/or losses could be greater than De Beira’s financial capacity, and De Beira’s business would fail.

8.  De Beira’s profits, if any, may be negatively impacted by currency exchange fluctuations.

De Beira assets, earnings and cash flows are influenced by a wide variety of currencies due to the geographic diversity of the countries in which De Beira operates. Fluctuations in the exchange rate of those currencies may have a significant impact on De Beira’s financial results. The U.S. dollar is the currency in which the majority of De Beira’s costs are denominated. Operating costs are influenced by the currencies of those countries where De Beira’s properties are located and also by those currencies in which the costs of imported equipment and services are determined. The U.S. dollar and the Australian dollar are the most important currencies influencing De Beira’s operating costs. Given the dominant role of the U.S. currency in De Beira’s affairs, the U.S. dollar is the currency in which De Beira measures its financial performance. It is also the currency for borrowing and for holding surplus cash. Management does not generally believe that active currency hedging provides long-term benefits to De Beira’s shareholders. Management may consider currency protection measures appropriate in specific commercial circumstances, subject to strict limits established by De Beira’s board of directors. Therefore, in any particular year, currency fluctuations may have a significant impact on our financial results.

9.  If De Beira fails to maintain an effective system of internal controls, De Beira may not be able to accurately report its financial results or to prevent fraud.

The United States Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company's internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of De Beira’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of De Beira’s internal controls over financial reporting. De Beira has had these internal controls in effect since inception. Management may conclude that De Beira’s internal controls over its financial reporting are not effective. Moreover, even if management concludes that De Beira’s internal controls over financial reporting are effective, De Beira’s independent registered public accounting firm may still be unable to attest to management’s assessment or may issue a report that concludes that De Beira’s internal controls over financial reporting are not effective. Furthermore, during the course of the evaluation, documentation and attestation, De Beira may identify deficiencies that management may not be able to remedy in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. If De Beira fails to achieve and maintain the adequacy of its internal controls, De Beira may not be able to conclude that it has effective internal controls, on an ongoing basis, over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for De Beira to produce reliable financial reports and are important to help prevent fraud. As a result, De Beira’s failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of its financial statements, which in turn could harm its business and negatively impact the trading price of its common shares. Furthermore, De Beira has incurred, and anticipates that it will continue to incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Page - 12

Risks associated with De Beira’s industry:

10.  Because of the speculative nature of exploration of mineral properties, there is a substantial risk that De Beira’s business will fail.

The search for valuable minerals as a business is extremely risky. De Beira cannot provide investors with any assurance that any of the mineral properties contain commercially exploitable reserves of base or precious minerals. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by De Beira in the exploration of the mineral properties may not result in the discovery of commercial quantities of minerals. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, De Beira would be unable to complete its business plan.

11.  The base and precious mineral markets are volatile markets that have a direct impact on De Beira’s revenues and profits and the market conditions will effect whether De Beira will be able to continue its operations.

In order to maintain operations, De Beira will in the future have to sell any minerals it finds on its project areas for more than it costs to mine those minerals. The lower the price the more difficult it is to do this. If De Beira cannot make a profit it will have to cease operations until the price of the base or precious mineral increases or cease operations all together. Because the cost to mine the base or precious mineral is fixed, the lower the market price, the greater the chance that De Beira’s operation will not be profitable and that De Beira will have to cease operations.

In recent decades, there have been periods of both worldwide overproduction and underproduction of certain mineral resources. Such conditions have resulted in periods of excess supply of, and reduced demand for these minerals on a worldwide basis and on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for these mineral products. The excess or short supply of mineral products has placed pressures on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand.

The mining exploration and development industry may be sensitive to any general downturn in the overall economy or currencies of the countries to which the product is produced or marketed. Substantial adverse or ongoing economic, currency, government or political conditions in various world markets may have a negative impact on De Beira’s ability to operate profitably.

12.  De Beira faces significant competition in the mineral exploration industry.

De Beira competes with other mining and exploration companies possessing greater financial resources and technical facilities than De Beira in connection with the acquisition of mineral exploration claims and other precious metals prospects and in connection with the recruitment and retention of qualified personnel. There is significant competition for the limited number of mineral acquisition opportunities and, as a result, De Beira may be unable to acquire an interest in attractive mineral exploration properties on terms it considers acceptable on a continuing basis.

13.  Government regulation or any change in such regulation may adversely affect De Beira’s business.

De Beira’s business could be adversely affected by new government regulation such as controls on imports, exports and prices, new forms or rates of taxation and royalties. De Beira’s business could also be adversely affected by regulatory inquiries or investigations into De Beira’s business operations.

There are several governmental regulations that materially restrict the use of minerals. Under the applicable legislation and regulations, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the mineral claims. Also, to operate a working mine, the regulatory bodies that govern may require an environmental review process.

In addition, the legal and regulatory environment that pertains to the exploration of minerals is uncertain and may change. Uncertainty and new regulations could increase De Beira’s costs of doing business and prevent De Beira from exploring for mineral deposits. This could also delay the growth in any potential demand for such mineral deposits and limit De Beira’s ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining or mineral exploration that has not yet been applied. These new laws may increase De Beira’s cost of doing business with the result that its financial condition and operating results may be harmed.

Page - 13

14.  De Beira may not be able to attract and retain qualified personnel necessary for the implementation of its business strategy and mineral exploration programs.

De Beira’s future success depends largely upon the continued service of its board members, executive officers and other key personnel. De Beira’s success also depends on its ability to continue to attract, retain and motivate qualified personnel. Key personnel represent a significant asset, and the competition for these personnel is intense in the mineral exploration industry.

De Beira may have particular difficulty attracting and retaining key personnel in initial phases of its mineral exploration programs. De Beira does not maintain key person life insurance on any of its personnel. The loss of one or more of its key employees or its inability to attract, retain and motivate qualified personnel could negatively impact De Beira’s ability to complete its mineral exploration programs.

15.  Compliance with health, safety and environment regulations may impose burdensome costs and if compliance is not achieved De Beira’s business and reputation may be detrimentally impacted.

The nature of the industries in which De Beira operates means that its activities are highly monitored by health, safety and environmental groups. As regulatory standards and expectations are constantly developing, De Beira may be exposed to increased litigation, compliance costs and unforeseen environmental remediation expenses.

The search for valuable minerals involves numerous hazards. As a result, De Beira may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which De Beira cannot insure or against which De Beira may elect not to insure. The payment of such liabilities may have a material adverse effect on De Beira’s financial position.

De Beira may continue to be exposed to increased operational costs due to the costs and lost worker’s time associated with the health and well-being of De Beira’s workforce on its project areas.

Despite De Beira’s best efforts and best intentions, there remains a risk that health, safety and/or environmental incidents or accidents may occur which may negatively impact De Beira’s reputation and freedom or licence to operate.

Risks associated with De Beira:

16.  De Beira’s foreign business operations are subject to and may be adversely affected by various political and economic factors in those foreign jurisdictions.

De Beira operates in countries that are subject to various political, economic and other uncertainties, including among other things, the risks of war and civil unrest, expropriation, nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals and contracts, taxation policies, foreign exchange and repatriation restrictions, changing political conditions, international monetary fluctuations, currency controls and foreign governmental regulations that favour or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In addition, if there is a dispute arising from foreign operations, De Beira may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States or Australia. De Beira also may be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. It is not possible for De Beira to accurately predict such developments or changes in laws or policy or to what extent any such development s or changes may have a material adverse effect on De Beira’s business operations.

17.  De Beira does not expect to pay dividends in the foreseeable future.

De Beira has never paid cash dividends on its shares of common stock and has no plans to do so in the foreseeable future. De Beira intends to retain earnings, if any, to develop and expand its business.

Page - 14

18.  “Penny Stock” rules may make buying or selling De Beira’s shares of common stock difficult, and severely limit their market and liquidity.

Trading in De Beira’s shares of common stock is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules. De Beira’s shares of common stock qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell the shares of common stock in the aftermarket. The “penny stock” rules govern how broker-dealers can deal with their clients and “penny stocks”. For sales of De Beira’s shares of common stock, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in De Beira’s shares of common stock, which could severely limit their market price and liquidity of its shares of common stock. This could prevent you from reselling your shares and may cause the price of the shares to decline. See “Penny Stock rules” on page 19 for more details.

Item 2. Description of Property.

De Beira’s principal property interest comprise its portfolio of mineral assets. De Beira has, or will have, a beneficial interest in the Colombia Property, the Ecuador Property, and the Peru Property, all of which are described in more detail in Item 1 - Description of Business above.

Since June 2006, De Beira has had its office at 30 Ledgar Road, Balcatta, Western Australia, 6021. The telephone number at this office is 011-61-89-240-2836. De Beira uses this office space under an arrangement whereby an entity related to the president and director of the Company and chairman of De Beira provides office administration, accounting and corporate secretarial services to De Beira for a fee based on time and hourly charge rates.

Item 3. Legal Proceedings.

De Beira is not a party to any pending legal proceedings and, to the best of management’s knowledge, none of De Beira’s property or assets are the subject of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

De Beira’s shares of common stock have been quoted on the NASD OTC Bulletin Board since March 8, 2006 under the symbol “DBGF”.

The table below gives the high and low bid information for each fiscal quarter De Beira’s common stock has been quoted. The bid information was obtained from Pink Sheets, LLC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions, and have not been adjusted for stock dividends or splits.

High & Low Bids
Period ended	High	Low	Source
8 December 2006	$1.90	$1.75	Pink Sheets, LLC
30 November 2006	$2.94	$0.91	Pink Sheets, LLC
31 August 2006 (after a 3 for 2 split on 16 June 2006)	$10.12	$1.15	Pink Sheets, LLC
15 June 2006	$21.99	$5.91	Pink Sheets, LLC
31 May 2006	$5.65	$1.25	Pink Sheets, LLC

Page - 15

(b) Holders of Record

There are approximately 39 holders of record of De Beira’s shares of common stock.

(c) Dividends

De Beira has declared no cash dividends on its shares of common stock and is not subject to any restrictions that limit its ability to pay cash dividends on its shares of common stock. Cash dividends are declared at the sole discretion of De Beira’s Board of Directors.

On March 10, 2006, the Board of Directors declared a stock split effected in the form of a stock dividend on the basis of seven additional shares of common stock being issued for every one share of common stock outstanding. The stock dividend was paid out on March 23, 2006.

On June 5, 2006, the Board of Directors declared a stock split effected in the form of a stock dividend on the basis of one additional share of common stock being issued for every two shares of common stock outstanding, which was the same effect as a 3:2 forward split. The stock dividend was paid out on June 15, 2006 and was effective June 16, 2006.

(d) Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

August 2005 - Prior Private Placements

As of August 31, 2005 De Beira had sold 5,875,000 (70,500,000 post split) shares of unregistered securities. All of these 5,875,000 (70,500,000 post split) shares were acquired from De Beira in private placements that were exempt from registration under Regulation S of the Securities Act of 1933 and were sold to Canadian residents.

The shares include the following:

1.
On May 28, 2004, De Beira issued 500,000 (6,000,000 post split) shares of common stock at a price of $0.001 per share for reimbursement of legal expenses of $500 incurred by De Beira’s President on De Beira’s behalf; and

2.	On March 22, 2005, De Beira issued 3,000,000 (36,000,000 post split) shares of common stock at a price of $0.001 per share for cash proceeds of $3,000 to De Beira’s President; and

3.	On April 15, 2005, De Beira issued 1,875,000 (22,500,000 post-split) shares of common stock to 15 non-affiliate Canadian residents at a price of $0.01 per share for cash proceeds of $18,750; and

4.	On June 30, 2005, De Beira issued 500,000 (6,000,000 post-split) shares of common stock to 20 non-affiliate Canadian residents at a price of $0.05 per share for cash proceeds of $25,000.

With respect to all of the above offerings, De Beira completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. De Beira did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. Each investor represented to De Beira that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person. The subscription agreement executed between De Beira and the investor included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act. The investor agreed by execution of the subscription agreement for the common stock: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that De Beira is required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Page - 16

Each investor was given adequate access to sufficient information about De Beira to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the investors.

March 2006 - 7:1 Stock Dividend

On March 10, 2006, De Beira's board of directors approved and arranged for a 7:1 forward split of its issued and outstanding shares of common stock.  The record date for the forward split was March 21, 2006 and the payment date for the forward split was March 23, 2006.  On the payment date, registered shareholders as of the record date were issued an additional seven shares of common stock of De Beira for every one share of common stock they owned.  The effective date for the forward split was March 24, 2006 at which time De Beira’s trading price was adjusted by the NASD prior to the opening of the market to give effect to the 7:1 forward split. All share and per share information included in this Form 10-KSB and audited financial statements for all periods presented have been adjusted to retroactively reflect the stock splits.

June 2006 - 3:2 Stock dividend

On June 5, 2006, De Beira's board of directors approved and arranged for a 3:2 forward split of its issued and outstanding shares of common stock.  The record date for the forward split was June 13, 2006 and the payment date for the forward split was June 15, 2006.  On the payment date, registered shareholders as of the record date were issued one additional share of common stock of De Beira for every two shares of common stock they owned.  The effective date for the forward split was June 16, 2006 at which time De Beira’s trading price was adjusted by the NASD prior to the opening of the market to give effect to the 3:2 forward split. All share and per share information included in this Form 10-KSB and audited financial statements for all periods presented have been adjusted to retroactively reflect the stock splits.

June 2006 - $4.20 Private Placement Offering

On June 8, 2006, De Beira closed the private placement with its Chairman, Klaus Eckhof, for total proceeds of US$2,000,000. De Beira’s board of directors authorized the issuance of 476,190 (714,285 post split) restricted common shares at an offering price of $4.20 per restricted share. The value of the restricted shares was arbitrarily set by De Beira and had no relationship to its assets, book value, revenues or other established criteria of value. All the restricted common shares issued in this offering were issued for investment purposes in a “private transaction”. De Beira relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to the Securities Act of 1933 by the Securities and Exchange Commission. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. De Beira received from the subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

August 2006 - $2.00 Private Placement Offering

On August 30, 2006, the board of directors authorized the issuance of 1,250,000 restricted units at a subscription price of $2.00 per restricted unit. Each unit consisted of one restricted share of common stock and one restricted share purchase warrant. Each share purchase warrant entitled the holder to purchase one additional restricted share of common stock in the capital of De Beira at a price of $2.50 per restricted warrant. De Beira raised $2,500,000 in cash in this closing, and issued an aggregate 1,250,000 restricted shares of common stock and 1,250,000 share purchase warrants to one non-US subscriber outside the United States.

De Beira set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the one non-US subscriber outside the United States in this closing, De Beira relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that De Beira complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. De Beira received from the subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Page - 17

November 2006 - $0.80 Private Placement Offering

On November 13, 2006, the board of directors authorized the issuance of 1,875,000 restricted shares of common stock at a subscription price of $0.80 per restricted share. De Beira raised $1,500,000 in cash in this closing, and issued an aggregate 1,875,000 restricted shares of common stock to two non-US subscribers outside the United States.

Also, under this same offering, on November 30, 2006, the board of directors authorized the issuance of an additional 1,220,000 restricted shares of common stock at a subscription price of $0.80 per restricted share. De Beira raised $976,000 in cash in this closing, and issued an aggregate 1,220,000 restricted shares of common stock to 14 non-US subscribers outside the United States.

De Beira set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the 16 non-US subscribers outside the United States in these two closings, De Beira relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that De Beira complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. De Beira received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Except as disclosed above, there are no other outstanding options or warrants to purchase, or securities convertible into, shares of De Beira’s common stock at this time.

(e) Penny Stock Rules

Trading in De Beira’s common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends De Beira’s common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in De Beira’s common stock, which could severely limit their market price and liquidity of De Beira’s common stock.

The “penny stock” rules also imposes additional sales practice requirements on broker/dealers who sell penny stock. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Item 6. Management’s Discussion and Analysis.

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes to the Financial Statements filed with this Report.

Page - 18

Business Overview

De Beira was incorporated in the State of Nevada on May 28, 2004. De Beira’s primary business is the acquisition and exploration of mineral resources and is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard No. 7 “Accounting and Reporting for Development Stage Enterprises”. De Beira is focused on progressing exploration activities on mineral properties in South America.

The financial statements for the years ended August 31, 2006 and 2005 have been prepared assuming De Beira will continue as a going concern. De Beira has incurred net losses of approximately $849,000 and $16,000 for the years ended August 31, 2006 and 2005, respectively. The report of the independent registered public accounting firm on De Beira’s financial statements as of and for the year ended August 31, 2006 includes a ‘going concern’ explanatory paragraph which means that the accounting firm has expressed substantial doubt about De Beira’s ability to continue as a going concern. Management’s plans with respect to these matters are described in this section and in our financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds or raise further capital for the operations planned in the future.

Plan of Operation

De Beira will continue to identify and assess undervalued mineral properties in South America for eventual acquisition. De Beira will also focus on progressing exploration activities on the project interests that it has secured thus far.

At the Titiribi Project in Colombia, De Beira is required to spend $1 million over the next 12 months in order to maintain its rights to earn an equity interest in the project and is required to spend an aggregate $8 million in exploration expenditures in a three year period to earn its interest in the Titiribi Project. Management anticipates that the majority of this expenditure will be incurred in carrying out drilling programs at the Titiribi Project. At each of the Condoroma and Suyckutambo projects in Peru, De Beira is required to spend $500,000 over the next 12 months in order to maintain its rights to earn an equity interest in the project and is required to spend an aggregate $4 million in exploration expenditures in a three year period to earn its interest in the Condoroma and Suyckutambo projects. Again, management anticipates that the majority of this expenditure will be incurred in carrying out drilling programs on these two projects. Upon completion of the Ecuador acquisition, De Beira has plans, subject to the raising of the necessary capital, to spend approximately $5.5 million on upgrading plant and equipment at the Ecuador mine site and also on carrying out regional exploration with a view to assessing the project’s potential for open cut mining.

De Beira is not currently conducting any research and development activities other than the exploration of the Titiribi Project in Colombia and the Condoroma and Suyckutambo projects in Peru. Through provisions of loan funds, De Beira is also enabling Minanca to conduct exploration activities at the Minanca property in Ecuador. Management does not anticipate conducting development activities in the near future.

Results of Operations

De Beira has generated no operating revenues since its inception on May 28, 2004 through the year ended August 31, 2006. For the year ended August 31, 2006, De Beira had interest income of $9,100 compared to nil for the year ended August 31, 2005.

Total expenses for the year ended August 31, 2006 were $858,000 compared to $16,000 for the year ended August 31, 2005. Expenses were higher in fiscal year 2006 primarily due to increased professional fees ($529,000 versus $5,000) and mineral property costs of $194,000. Professional fees incurred in the 2006 fiscal year were for corporate promotions and public relations, legal fees and accounting and audit fees. Mineral property costs were primarily for exploration expenditures at the Condormoa and Titribi projects of $45,000 and $132,000, respectively.

Liquidity and Capital Resources

As of August 31, 2006, De Beira had cash and cash equivalents of $1,326,000 and a working capital surplus of 1,298,000. During the year ended August 31, 2006, De Beira used $820,000 in operating activities. As previously noted, De Beira is not generating revenues and accordingly has not generated cash flows from operations. De Beira is uncertain as to when it will produce cash flows from operations to meet operating and capital requirements and will require significant funding from external sources.

Page - 19

For the year ended August 31, 2006, De Beira used $400,000 for a deposit to acquire 80% of the outstanding shares of Minanca Minera Nanguipa, Compania Anonima (“Minanca”), which owns mineral exploration property in Ecuador. De Beira has also invested $2,000,000 in loan advances to Minanca as per the terms of the purchase agreement for the year ended August 31, 2006.

De Beira received $4,500,000 of cash through private placements of De Beira’s common stock on June 9, 2006 and August 30, 2006, raising $2,000,000 and $2,500,000 respectively. The private placement on August 30, 2006, included 1,250,000 of purchase warrants which entitle the holder to purchase one additional common share at an exercise price of $2.50 per share for a period of two years expiring August 31, 2008.

Critical Accounting Policies

De Beira has identified the following policies below as critical to its business and results of operations. De Beira’s reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the paragraphs below.

Mineral property and exploration costs

De Beira has been in the exploration stage since its formation on May 28, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Deferred acquisition costs

De Beira capitalizes deposits paid during the acquisition of equity interests as deferred acquisition costs. Deferred acquisition costs are recorded at cost and are included in the purchase price of the equity interest once the acquisition has been consummated.

Outlook

As of August 31, 2006, De Beira had cash and cash equivalents of $1,326,000. In addition, subsequent to year-end and through the date of this report, De Beira received $2,476,000 in proceeds from the sale of its common shares. Based on its operating plan, management believes that existing cash on hand will be sufficient to fund De Beira’s overhead through the end of 2007 fiscal year. However, De Beira will need to raise additional capital to execute its business plan, which includes consummating the acquisition of Minanca and fulfilling the exploration requirements of the properties De Beira currently has options to acquire.

De Beira currently intends to seek financing of between $4 million and $6 million during fiscal year 2007 in the form of equity and/or debt in addition to the $2.476 million proceeds received from sale of common shares after the year end and up to the date of this report. The proceeds will be used to further exploration programs at Minanca and to develop exploration programs at Titiribi, Condoroma and Suyckutambo projects. If De Beira does not receive sufficient funding on a timely basis, it could have a material adverse effect on our liquidity, financial condition and business prospects. Additionally, if De Beria receives funding, it may be on terms that are not favourable to De Beira and its shareholders.

With respect to the funding sought by De Beira of between $4 million and $6 million referred to in the previous paragraph, approximately $2 million funds have been received just prior to the date of this report but with respect to which common shares have not yet been issued.

Page - 20

Off-Balance Sheet Arrangements

De Beira does not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. De Beira is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. De Beira is currently assessing the impact the adoption of FIN 48 will have on its financial statements.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on De Beira’s results of operations or financial position.

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

SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers are required to apply SFAS 123R as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard did not have a material effect on De Beira’s results of operations or financial position as De Beira has not entered into any share-based transactions. Depending on the number and the terms of the options that may be granted in future periods, the implementation of this standard could have a material impact in future periods on De Beira’s financial position and results of operations.

Item 7. Financial Statements

De Beira’s financial statements are stated in United States Dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States of America.

The Independent Auditor’s Report of GHP Horwath, P.C. on the audited financial statements for the years ended August 31, 2006 and 2005 and for the period from May 28, 2004 (inception) through August 31, 2006 is included immediately preceding the audited financial statements at the end of this Report.

Page - 21

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a)	Previous independent accountants

(i)
On June 27, 2006, Manning Elliot LLP (“Manning Elliott”) resigned as the independent accountants of De Beira Goldfields Inc. Manning Elliott resigned due to a change in control of De Beira’s mind and management and location of De Beira’s principal operations, which were not locally based. Manning Elliott became aware of the change in control subsequent to De Beria’s filing on Form 8-K dated June 13, 2006 announcing the change in control.

(ii)
The report of Manning Elliot on the financial statements for the two fiscal years ended August 31, 2005 and 2004, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty or audit scope. The report of Manning Elliot on the financial statements for the fiscal year ended August 31, 2005 and for the period from May 28, 2004 (Date of Inception) to August 31, 2004 contained an explanatory paragraph related to substantial doubt about De Beira’s ability to continue as a going concern.

(iii)	De Beira’s Board of Directors did not recommend the decision to change independent accountants.

(iv)
In connection with its audits for the fiscal years August 31, 2005 and 2004, and through June 27, 2006, there have been no disagreements with Manning Elliot on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

(b)	New independent accountants

De Beira engaged GHP Horwath, P.C., Certified Public Accountants as its new independent registered public accounting firm as of August 18, 2006. During the two years ended August 31, 2005 and 2004 and through August 18, 2006, De Beira has not consulted with GHP Horwath, P.C., Certified Public Accountants regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on De Beira’s financial statements; (iii) any written or oral advice that may have been provided to De Beira, which may have been an important factor considered by De Beira in reaching a decision as to the accounting, auditing or financial reporting issue; or (iv) any matter that was the subject of a disagreement or event.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

Reg Gillard, De Beira’s Chief Executive Officer, and Susmit Shah, De Beira’s Chief Financial Officer, have evaluated the effectiveness of De Beira’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, Mr. Gillard and Mr. Shah has concluded that, as of the Evaluation Date, De Beira’s disclosure controls and procedures are effective in alerting De Beira on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in De Beira’s internal controls or, to De Beira’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date De Beira carried out this evaluation.

Item 8B. Other Information

During the fourth quarter of the year covered by this Form 10-KSB, De Beira had no information to be disclosed as required on a Form 8-K that was not disclosed.

Page - 22

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) Identify Directors and Executive Officers

The directors named below will serve until the next annual meeting of the stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the discretion of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers and any other person pursuant to which any director or officer was to be selected as a director or officer.

The names, addresses, ages and positions of De Beira’s present officers and directors are set forth below:

Name and Address	Age	Positions
Reg Gillard 30 Ledgar Road Balcatta, Western Australia, 6021	60	Chief Executive Officer, President, and director
Klaus Eckhof 30 Ledgar Road Balcatta, Western Australia, 6021	48	Chairman
Susmit Shah 30 Ledgar Road Balcatta, Western Australia, 6021	50	Chief Financial Officer, and Treasurer, Corporate Secretary

Reg Gillard BA FCPA FAICD JP ● Mr. Gillard (60 years old) has been a director and the Chief Executive Officer and president of De Beira since April 2006. After practising as an accountant for over 31 years, during which time Mr. Gillard formed and developed a number of service related businesses, Mr. Gillard now focuses on corporate management, corporate governance and the evaluation and acquisition of resource projects. During the past three years he has also served as a director of the following companies listed on the Australian and Canadian stock exchanges:

Caspian Oil & Gas Limited *
Aspen Group Limited *
Lafayette Mining Limited *
Pioneer Nickel Limited *  appointed 17 March 2005
Eneabba Gas Limited *                 appointed 2 August 2005
Tiger Resources Limited *           appointed 9 December 2005
Elemental Minerals Limited *      appointed 6 June 2006
Moto Goldmines Limited             ceased 17 August 2005

* Current directorships

Klaus Eckhof Dipl. Geol. TU, AusIMM ● Mr. Eckhof (48) has been the Chairman of De Beira since May 2006. Mr. Eckhof is a qualified geologist and a member of the Australian Institute of Mining and Metallurgy. Mr. Eckhof migrated to Australia in 1988 to work for Mount Edon Gold Mines (Aust) Limited in Australia, Asia and Africa. Since 1994, Mr. Eckhof has managed his own geological consultancy company and has considerable experience in assessing and acquiring mineral prospects around the world. During the past three years, Mr. Eckhof has also served as a director of the following listed companies: Moto Goldmines Limited (since February 2003), Tiger Resources Ltd (since June 2005), Condor Resource Limited (since September 1996), Aurora Gold Inc (since July 2004) and African Metals Corporation (since November 2005). Lalo Venture Inc (August 2003 to September 2004), Lakota Resource Inc (December 2002 to October 2005) and Bayswater Ventures Inc (January 2004 to February 2005).

Susmit Mohanlal Shah CA, Corporate ● Mr. Shah (50) has been the Chief Financial Officer, Treasurer, and Corporate Secretary of De Beira since June 2006. Mr. Shah is a chartered accountant with over 20 years’ experience. Over the last 13 years, Mr. Shah has been involved with a diverse range of Australian public listed companies in company secretarial and financial roles.

Page - 23

(b) Identify Significant Employees

De Beira currently does not have any significant employees.

(c) Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by De Beira to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings

(1)
No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)	No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)
No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)
No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

(e) Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and De Beira is not aware of any failures to file a required report during the period covered by this annual report.

(f) Audit Committee Financial Expert

De Beira’s board of directors has determined that De Beira has at least one audit committee financial expert serving on its audit committee. Reg Gillard, De Beira’s president, chief executive officer, sole director, and sole member of its audit committee, qualifies as an audit committee financial expert. However, Mr. Gillard does not meet the independent requirements for an audit committee member. Susmit Shah, De Beira’s chief financial officer, also qualifies as an audit committee financial expert, but is not currently a member of De Beira’s board of directors or audit committee.

(g) Identification of Audit Committee

De Beira does not have a separately-designated standing audit committee. Rather, De Beira’s board of directors performs the required functions of an audit committee. Reg Gillard is the only member of De Beira’s audit committee. However, Mr. Gillard does not meet the independent requirements for an audit committee member. De Beira’s audit committee is responsible for: (1) selection and oversight of De Beira’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by De Beira’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

(h) Code of Ethics

De Beira has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14.1 - Code of Ethics for more information. Also, De Beira’s code of ethics has been posted on its website at www.debeira.com. De Beira undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Susmit Shah at 011-61-8-9240-6717 to request a copy of De Beira’s code of ethics. Management believes De Beira’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Page - 24

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

Long-term compensation
		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other compen-sation ($) (i)
Reg Gillard CEO and President April 2006 - present	2004 2005 2006	n/a n/a 11,289	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil
Klaus Eckhof Chairman May 2006 - present	2004 2005 2006	n/a n/a 11,247	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil
Susmit Shah (1) CFO June 2006 - present	2004 2005 2006	n/a n/a 21,597	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil
Michel Fronzo (2) CEO May 2004 - April 2006 CFO May 2004 - June 2006	2004 2005 2006	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
(1) Administration, accounting and secretarial fees of $21,597 were paid to Corporate Consultants Pty Ltd, a company in which Mr. Shah is a director and has a beneficial interest.
(2) Mr. Fronzo donated services of $4,500 in 2006 and $6,000 in 2005.

Since De Beira’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between De Beira and any of its directors whereby such directors are compensated for any services provided as directors.

There are no other employment agreements between De Beira and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of De Beira or from a change in a named executive officer’s responsibilities following a change in control, with the exception of the following:

Management Agreement

Pursuant to the terms and conditions of a management agreement, De Beira Goldfields Inc. has retained the services of Reg Gillard for a term of 12 months beginning April 19, 2006 and expiring on April 18, 2007. Mr. Gillard provides his services as the president and chief executive officer of De Beira and his business management expertise to De Beira in connection with its business activities. De Beira will pay Mr. Gillard $5,000 Australian Dollars per month for providing such services and will reimburse Mr. Gillard for any reasonable out-of-pocket expenses that he incurs in fulfilling the terms of this agreement. Either party may terminate the agreement with 30 days’ notice. See Exhibit 10.2 - Management Agreement for more details.

Page - 25

Item 11. Security Ownership of Certain Beneficial Holders and Management.

The following tables set forth, as of the date of this annual report, the total number of common shares owned beneficially by De Beira’s director and officers, individually and as a group, and the present owners of 5% or more of De Beira’s total outstanding common shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
shares of common stock	Reg Gillard 30 Ledgar Road Balcatta, Western Australia, 6021	6,000,000	15.17%
[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2] Based on 39,559,285 shares of common stock issued and outstanding as of December 12, 2006.

Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
shares of common stock	Reg Gillard 30 Ledgar Road Balcatta, Western Australia, 6021	6,000,000	15.17%
shares of common stock	Klaus Eckhof 30 Ledgar Road Balcatta, Western Australia, 6021	714,285	1.80%
shares of common stock	Susmit Shah 30 Ledgar Road Balcatta, Western Australia, 6021	Nil	0%
shares of common stock	Directors and Executive Officers (as a group)	6,714,285	16.97%
[1] Based on 39,559,285 shares of common stock issued and outstanding as of December 12, 2006.

Changes in Control

De Beira is not aware of any arrangement that may result in a change in control of De Beira.

Item 12. Certain Relationships and Related Transactions.

(a) Relationships with Insiders

No member of management, executive officer or security holder has had any direct or indirect interest in any transaction to which De Beira was a party to, with the exception of the following:

Consultant Agreements

On April 6, 2006, De Beira Goldfields Inc. retained the technical services of Corporate & Resource Consultants Pty. Ltd. (“CRC”), a private Australian company, which is owned in part by Reg Gillard, Klaus Eckhof, and Susmit Shah, the officers and director of De Beira. Initially, CRC was appointed as technical consultant for De Beira, with responsibility for identifying and negotiating the acquisition of interests in prospective copper and gold projects in South America. It was anticipated that at the conclusion of this phase, CRC would be responsible for the exploration and management of De Beira’s interests in the projects. However, the parties have agreed that CRC will play no role in the future exploration and management of De Beira’s mineral project interests. No amounts have been paid or are payable to CRC in relation to this agreement for the year ended August 31, 2006.
Page - 26

Mr. Gillard, Mr. Eckhof and Mr. Shah are also directors and shareholders of Corporate Consultants Pty Ltd. (“CCPL”). CCPL provides administration, accounting and company secretarial services to De Beira Goldfields Inc. Fees paid or payable to CCPL for the year ended August 31, 2006 were $21,597 (2005 - nil fees paid).

Management Agreement

Pursuant to the terms and conditions of a management agreement, De Beira Goldfields Inc. has retained the services of Reg Gillard for a term of 12 months beginning April 19, 2006 and expiring on April 18, 2007. Mr. Gillard provides his services as the president and chief executive officer of De Beira and his business management expertise to De Beira in connection with its business activities. De Beira will pay Mr. Gillard $5,000 Australian Dollars per month for providing such services and will reimburse Mr. Gillard for any reasonable out-of-pocket expenses that he incurs in fulfilling the terms of this agreement. Either party may terminate the agreement with 30 days’ notice. See Exhibit 10.2 - Management Agreement for more details.

(b) Transactions with Promoters

De Beira’s officers are currently the only promoters of De Beira. None of the officers have received anything of value from De Beira nor are any of the officers entitled to receive anything of value from De Beira for services provided as a promoter of De Beira.

Item 13. Exhibits.

(a) Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements as of August 31, 2006 and for the years ended August 31, 2006 and 2005, and for the period May 28, 2004 (inception) to August 31, 2006.	Included
3.1	Articles of Incorporation of De Beira Goldfields Inc. filed as an Exhibit to De Beira’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
3.2	By-Laws of De Beira Goldfields Inc. filed as an Exhibit to De Beira’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
10.1
Management Agreement dated April 19, 2006 between De Beira Goldfields Inc. and Reg Gillard, filed as Exhibit 10.2 to De Beira’s Form 8-K (Current Report) filed on May 10, 2006 and incorporated herein by reference.

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

Filed
14.1	Financial Code of Ethics filed as an Exhibit to De Beira’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Page - 27

Item 14.   Principal Accounting Fees and Services

(1)   Audit Fees and Related Fees

The aggregate fees billed and expected to be billed for each of the last two fiscal years for professional services rendered by the principal accountant for De Beira’s audit of annual financial statements and for review of financial statements included in De Beira’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2006 - $30,000 - GHP Horwath, P.C.
2006 - $2,600 - Manning Elliot - Chartered Accountants
2005 - $5,000 - Manning Elliot - Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of De Beira’s financial statements and are not reported in the preceding paragraph:

2006 - $Nil - GHP Horwath, P.C.
2005 - $Nil - Manning Elliot - Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006 - $Nil - GHP Horwath, P.C.
2005 - $Nil - Manning Elliot - Chartered Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

2006 - $Nil - GHP Horwath, P.C.
2005 - $750 - Manning Elliot - Chartered Accountants
2005 - $Nil - Manning Elliot - Chartered Accountants

(5) De Beira’s audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit De Beira’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil.

Page - 28

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, De Beira Goldfields Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

DE BEIRA GOLDFIELDS INC.

By:/s/ Reg Gillard
Name:  Reg Gillard
Title: Director and CEO
Dated: December 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of De Beira Goldfields Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Reg Gillard	President, Chief Executive Officer, Principal Executive Officer, and member of the Board of Directors	December 14, 2006
/s/ Klaus Eckhof	Chairman	December 14, 2006
/s/ Susmit Shah	Chief Financial Officer, Principal Financial Officer, Treasurer and Corporate Secretary	December 14, 2006

Page - 29

Exhibit 31

Page - 30

DE BEIRA GOLDFIELDS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Reg Gillard, certify that:

1.   I have reviewed this annual report on Form 10-KSB of De Beira Goldfields Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

Date: December 14, 2006

/s/ Reg Gillard
Reg Gillard
Chief Executive Officer

Page - 31

DE BEIRA GOLDFIELDS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Susmit Shah, certify that:

1.   I have reviewed this annual report on Form 10-KSB of De Beira Goldfields Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

Date: December 14, 2006

/s/ Susmit Shah
Susmit Shah
Chief Financial Officer

Page - 32

Exhibit 32

Page - 33

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of De Beira Goldfields Inc. (“De Beira”) on Form 10-KSB for the period ending August 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Reg Gillard, President and Chief Executive Officer of De Beira and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Reg Gillard
Reg Gillard
Chief Executive Officer

December 14, 2006

Page - 34

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of De Beira Goldfields Inc. (“De Beira”) on Form 10-KSB for the period ending August 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Susmit Shah, Chief Financial Officer of De Beira, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Susmit Shah
Susmit Shah
Chief Financial Officer

December 14, 2006

Page - 35

Exhibit A

Page - 36

De Beira Goldfields Inc.

Financial Statements

De Beira Goldfields Inc.
(An Exploration Stage Company)

Years ended August 31, 2006 and 2005

Page - 37

De Beira Goldfields Inc.
Financial Statements
Years Ended August 31, 2006 and 2005

Contents

Report of independent registered public accounting firm

Balance sheet

Statements of operations

Statements of cash flows

Statements of stockholders’ equity

Notes to financial statements

Page - 38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
De Beira Goldfields Inc.

We have audited the accompanying balance sheet of De Beira Goldfields Inc. (an Exploration Stage Company) as of August 31, 2006, and the related statements of operations, cash flows and stockholders’ equity for the years ended August 31, 2006 and 2005, and for the period from May 28, 2004 (inception) through August 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of De Beira Goldfields Inc. as of August 31, 2006, and the results of its operations and cash flows for the years ended August 31, 2006 and 2005, and for the period from May 28, 2004 (inception) through August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $848,560 for the year ended August 31, 2006, and a deficit accumulated during the exploration stage of $864,829 for the period from May 28, 2004 (inception) through August 31, 2006. The Company also has a limited history and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP HORWATH, P.C.

Denver, Colorado
December 11, 2006

Page - 39

De Beira Goldfields Inc.
(An Exploration Stage Company)
Balance Sheet
(Expressed in US dollars)

August 31, 2006 $
ASSETS
Current Assets
Cash	1,325,552
Receivables and other assets	11,539
Total Current Assets	1,337,091

Non-Current Assets
Deferred acquisition costs (Note 3)	400,000
Loan advances (Note 3)	2,000,000
Total Non-Current Assets	2,400,000
Total Assets	3,737,091

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	16,420
Accrued liabilities, related party (Note 4)	10,000
Accrued liabilities, other	12,500
Total Liabilities	38,920

Contingencies and Commitments (Notes 3, 4 and 5)

Stockholders’ Equity (Note 6)
Common stock, $0.001 par value, 75,000,000 shares authorized
36,464,285 shares issued and outstanding	36,464
Additional paid-in capital	4,510,786
Donated capital	15,750
Deficit accumulated during the exploration stage	(864,829)
Total Stockholders’ Equity	3,698,171
Total Liabilities and Stockholders’ Equity	3,737,091

The accompanying notes are an integral part of these financial statements

Page - 40

De Beira Goldfields Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	For the Year Ended August 31, 2006	For the Year Ended August 31, 2005	Accumulated from May 28, 2004 (Date of Inception) to August 31, 2006
	$	$	$

Revenue	-	-	-

Other (income) expense
Interest income	(9,122)	-	(9,122)
Donated rent (Note 4)	2,250	3,000	5,250
Donated services (Note 4)	4,500	6,000	10,500
General and administrative	19,214	1,643	20,857
Mineral property and exploration costs	193,698	126	193,824
Management fees (Note 4)	22,537	-	22,537
Professional fees	529,380	5,000	534,880
Travel costs	86,103	-	86,103
Net Loss	(848,560)	(15,769)	(864,829)
Net Loss Per Share - Basic and Diluted	(0.02)	*
Weighted Average Shares Outstanding	34,667,808	12,189,041
* Amount is less than $(0.01) per share

The accompanying notes are an integral part of these financial statements

Page - 41

De Beira Goldfields Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	For the Year Ended August 31, 2006 $	For the Year Ended August 31, 2005 $	Accumulated From May 28, 2004 (Date of Inception) to August 31, 2006 $

Cash Flows From Operating Activities

Net loss	(848,560)	(15,769)	(864,829)

Adjustments to reconcile net loss to cash used in operating activities:
Donated services and rent	6,750	9,000	15,750
Expenses paid by issue of common stock	-	-	500

Change in operating assets and liabilities
Increase in receivables	(11,539)	-	(11,539)
Increase in accounts payable and accrued liabilities	32,970	5,950	38,920
(Decrease) increase in amounts due to related parties	(80)	80	-

Net cash used in operating activities	(820,459)	(739)	(821,198)

Cash Flows From Investing Activities
Deferred acquisition costs	(400,000)	-	(400,000)
Loan advances	(2,000,000)	-	(2,000,000)

Net cash used in investing activities	(2,400,000)	-	(2,400,000)

Cash Flows From Financing Activities
Common shares issued for cash	4,500,000	46,750	4,546,750

Net cash provided by financing activities	4,500,000	46,750	4,546,750

Increase in Cash	1,279,541	46,011	1,325,552

Cash - Beginning of Period	46,011	-	-

Cash - End of Period	1,325,552	46,011	1,325,552

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

Page - 42

De Beira Goldfields Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity
(Expressed in US dollars)

	Common Shares		Additional			Total
Number of Shares		Amount $	Paid-in Capital $	Donated Capital $	Accumulated Deficit $	Stockholders’ Equity $

Balances, May 28, 2004 (Date of inception)	-	-	-	-	-	-
Common stock issued for services to president (Note 6)	6,000,000	6,000	(5,500)	-	-	500
Return and cancellation of shares (Note 6)	(6,000,000)	(6,000)	6,000	-	-	-
Net loss	-	-	-	-	(500)	(500)
Balances, August 31, 2004	-	-	500	-	(500)	-
Common stock issued for cash (Note 6)	64,500,000	64,500	(17,750)	-	-	46,750
Return and cancellation of shares (Note 6)	(30,000,000)	(30,000)	30,000	-	-	-
Donated rent	-	-	-	3,000	-	3,000
Donated services	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	39,981
Common stock issued for cash (Note 6)	1,964,285	1,964	4,498,036	-	-	4,500,000
Donated rent	-	-	-	2,250	-	2,250
Donated services	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	(848,560)	(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	15,750	(864,829)	3,698,171

The accompany notes are an integral part of these financial statements

Page - 43

De Beira Goldfields Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

1. Organization, Nature of Business, Going Concern and Management’s Plans:

Organization and nature of business:

The Company was incorporated in the State of Nevada on May 28, 2004. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether the properties it intends to acquire contain mineral reserves that are economically recoverable.

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

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in May 2004, the Company has not generated revenue and has incurred net losses. The Company incurred a net loss of $848,560 for the year ended August 31, 2006, and a deficit accumulated during the exploration stage of $864,829 for the period from May 28, 2004 (inception) through August 31, 2006. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  As discussed further in Note 6 and in Management’s Discussion and Analysis, for the year ended August 31, 2006, the Company received proceeds of $4,500,000 from equity financings which will enable the Company to commence mining exploration activities.

As of August 31, 2006, the Company had cash and cash equivalents of $1,325,552. Management believes that existing cash on hand, plus funds raised subsequent to August 31, 2006, will be sufficient to fund the Company’s planned activities through August 31, 2007.  The Company is seeking equity financing of up to $4,000,000 to $6,000,000 to provide for the capital required to fund activities of certain acquisitions in addition to $2,476,000 raised in private placements subsequent to August 31, 2006. There is no assurance that the Company will be able to consummate the contemplated financing.  In the event that the Company is unsuccessful in raising additional capital in a timely manner, it will have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2. Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. The Company’s fiscal year-end is August 31.

b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Page - 44

2. Summary of Significant Accounting Policies (continued)

c)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company did not have any dilutive securities outstanding for the year ended August 31, 2005. For the year ended August 31, 2006 the effect of the 1,250,000 outstanding warrants would have been anti-dilutive, and therefore were not included in the calculation.

d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e) Mineral Property and Exploration Costs

The Company has been in the exploration stage since its formation on May 28, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

f) Deferred Acquisition Costs

The Company capitalizes deposits paid during the acquisition of equity interests as deferred acquisition costs. Deferred acquisition costs are recorded at cost and are included in the purchase price of the equity interest once the acquisition has been consummated. Management believes no impairment of deferred acquisition costs exists as of August 31, 2006.

g) Fair Value of Financial Instruments

Financial instruments, which include cash, receivables, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The fair value of amounts due to related parties is not practicable to estimate, due to the related party nature of the underlying transactions. The Company’s operations are located in Australia, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h) Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases, as well as net operating losses.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs. A valuation allowance is provided to reduce the deferred tax assets to a level, that more likely than not, will be realized.

Page - 45

2. Summary of Significant Accounting Policies (continued)

i) Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Foreign currency transactions are primarily undertaken in Australian and Canadian dollars. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Realized foreign currency transaction gains and losses were not significant during the periods presented.

j) Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents are in demand deposit accounts placed with federally insured financial institutions in Australia. The Company has not experienced any losses on such accounts.

k) Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income (loss), its components, and accumulated balances. For the periods presented there were no differences between net loss and comprehensive loss.

l) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48), “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact the adoption of FIN 48 will have on its financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses, primarily, on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period).

SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers are required to apply SFAS 123R as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard did not have an effect on the Company’s results of operations or financial position as the Company has not entered into any share based payment transactions. Depending upon the number and terms of options that may be granted in future periods and the method of transition to be selected from available alternatives, the implementation of this standard could have a material impact in future periods on the Company’s financial position and results of operations.

Page - 46

3. Deferred Acquisition Costs and Loan Advances

On June 15, 2006, the Company entered into an agreement with Emco Corporation (“Emco”) whereby the Company was granted an option to acquire 80% of the issued and outstanding shares of Minanca Minera Nanguipa, Compania Anonima (“Minanca”), which owns mineral exploration property in Ecuador (the “Property”), for an aggregate purchase price of $30,400,000 comprised of 10 million restricted common shares of the Company at an issue price of $3 per common share and a cash payment of $400,000.

On June 16, 2006, the Company paid $400,000 as per the terms of the agreement and provided a loan advance of $100,000 to Minanca. As of August 31, 2006, the Company has recorded the $400,000 as deferred acquisition costs pending the final settlement of the agreement.

Under the terms of the acquisition agreement and pursuant to settlement of the acquisition, the Company is obligated to pay loan advances of $7,000,000 to Minanca as follows:
i.	$1,500,000 within 15 days of settlement of the acquisition transaction for upgrade expenditures on the Property (paid as of August 31, 2006);

ii.	$400,000 by July 31, 2006 for upgrades to the Property (paid as of August 31, 2006);

iii.	$1,375,000 by October 2, 2006 to be paid for existing debt owed by Minanca (paid subsequent to August 31, 2006); and

iv.
The balance of $3,725,000 for exploration expenditures on the Property to be paid equally over a period of 5 months beginning September 1, 2006 with the final payment due on January 1, 2007 (of which $2,980,000 has been paid subsequent to August 31, 2006).

As of August 31, 2006 the loan advances equalled $2,000,000. Minanca is to undertake to grant a mortgage of all its assets to the Company as security against the loan advances noted above. The loan advances do not bear interest and are due on demand; however the loan advances are to be repaid only from cash surpluses generated from production by Minanca and are therefore classified as long-term assets at August 31, 2006. Repayment of the loan advances rank in priority ahead of any dividend or distribution payments to shareholders of Minanca. As of August 31, 2006, management believes no impairment of the loan advances exist.

Minanca is to appoint the Company as the joint operator of the Property and the Company is to be responsible for keeping the Property and all permits in good standing during the term of the formal agreement.

As of December 11, 2006, the Company has not paid the remaining loan advance required under the agreement to Minanca and the issuance of the 10,000,000 restricted common shares by the Company has not been completed. Therefore, the agreement remains unconsummated.

Page - 47

4.  Related Party Transactions

a)The Company expensed donated services and donated rent, provided by the former president of the Company as a capital contribution, which totaled $4,500 ($6,000 for the year ended August 31, 2005) and $2,250 ($3,000 for the year ended August 31, 2005), respectively, for the year ended August 31, 2006.

b)The Company incurred management fees of $11,289 and $11,248 for services provided by the president and director of the Company, and the chairman of the Company, respectively, for the year ended August 31, 2006. No management fees were incurred for the year ended August 31, 2005.

The Company entered into a management agreement on April 19, 2006 with its president whereby the president will provide services to the Company for twelve months at the rate of $5,000 Australian dollars per month ($3,800 US dollars at August 31, 2006). Either the Company or the president may terminate the agreement for any reason by delivering written notice of termination 30 days prior to termination date.

c)
The Company incurred consulting fees of $21,597 during the year ended August 31, 2006 for administration, office rent, accounting and company secretarial services provided by a company in which the president and director and the chairman are directors and shareholders. As of August 31, 2006, the Company has $10,000 accrued for services provided under this agreement.

5. Mineral Properties

a)De Beira 1 Mineral Claim

During the year ended August 31, 2005, the Company staked the De Beira 1 mineral claim, located in British Columbia, Canada. The claim was registered in the name of the former president of the Company, who had executed a trust agreement whereby the former president agreed to hold the claim in trust on behalf of the Company. During the year ended August 31, 2006, the Company relinquished ownership of the De Beira 1 mineral claim.

b)Titiribi Gold/Copper Project

The Company entered into an agreement with Goldplata Corporation Limited, Goldplata Resources Inc. and Goldplata Resources Sucursal Colombia (the “Goldplata Group”) dated May 6, 2006, whereby the Company was granted an option to acquire up to 70% interest in the Titiribi Gold/Copper project in Colombia, South America. The agreement allows the Company to acquire an initial interest of 65% by sole funding $8 million in exploration expenditures within a 3 year period (the “Option Period”). The Option Period commenced on June 9, 2006. After acquiring 65% interest, the Company has 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. The additional interest is to be acquired upon the earlier of completing a bankable feasibility study or spending a further $12 million, both within a period of no more than 3 years from the time of the election. The Company may not withdraw from the agreement after the start of the Option Period until it either incurs $1 million in exploration expenditures or pays $1 million to the Goldplata Group. For the year ended August 31, 2006, $130,000 of exploration expenditures have been paid by the Company and recorded as mineral property and exploration costs on the statement of operations. Subsequent to August 31, 2006, the Company paid an additional $730,000 to Goldplata under the agreement.

c) Peruvian Gold / Silver Projects

On July 5, 2006, the Company entered into agreements with the Goldplata Group to acquire an interest of up to 70% in the Condoroma and Suyckutambo Projects in Peru. The Company was granted an option to acquire up to 70% interest in each of these two projects on identical terms. The agreements allow the Company to acquire an initial interest of 65% by sole funding $4 million in exploration expenditures within a 3 year period (the “Option Period”). The Option Period commenced on August 4, 2006. After acquiring 65%, the Company has 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. The additional interest is to be acquired upon the earlier of completing a bankable feasibility study or spending a further $6 million, both within a period of no more than 3 years from the time of the election. The Company may not withdraw from the agreement after the start of the Option Period until it either incurs $0.5 million in exploration expenditures or pays $0.5 million to the Goldplata Group. For the year ended August 31, 2006, $45,000 of exploration expenditures have been paid by the Company on the Condoroma project and recorded as mineral property and exploration costs on the statement of operations. Subsequent to August 31, 2006, the Company paid an additional $160,000 to Goldplata under the agreement.

Page - 48

6. Stockholders’ Equity

a)	Common stock

Stock splits and stock cancellations:

On March 10, 2006, the Company declared a stock split effected in the form of a stock dividend on the basis of seven additional shares of common stock being issued for every one share of common stock outstanding.

On May 25, 2006 and June 9, 2006, the Company completed the return and cancellation of 30,000,000 and 6,000,000 common shares to the treasury, respectively. The shares were returned by the former president of the Company.

Effective June 15, 2006, the Company declared a 3 for 2 stock split of its common shares.

All share and per-share information included in the accompanying financial statements for all periods presented have been adjusted to retroactively reflect the stock splits. In addition, the net loss per share amounts and stockholders’ equity (deficiency) have been retroactively restated (accounted for as a recapitalization) to reflect the return and cancellation of 36,000,000 common shares by the former president of the Company.

Common stock issuances:

On May 28, 2004, the Company issued 6,000,000 shares of common stock to the then President of the Company for reimbursement of legal expenses of $500 incurred on behalf of the Company.

On June 30, 2005, the Company issued 6,000,000 shares of common stock for cash proceeds of $25,000.

On April 15, 2005, the Company issued 22,500,000 shares of common stock for cash proceeds of $18,750.

On March 22, 2005 the Company issued 36,000,000 shares of common stock for cash proceeds of $3,000.

On June 8, 2006, the Company completed a private placement with a director of the Company for 714,285 common shares at a price of $2.80 per share for proceeds of $2,000,000.

On August 30, 2006, the Company completed a private placement of 1,250,000 units at a price of $2.00 per unit for proceeds of $2,500,000. Each unit consists of one common share and one common share purchase warrant. Each share purchase warrant entitles the holder to acquire one additional common share at an exercise price of $2.50 per share for a period of two years expiring August 31, 2008.

During November 2006, the Company has completed private placements for 3,095,000 shares of restricted common stock at $.80 per share, raising proceeds of $2,476,000. The Company has also received $3,150,000 from subscriptions for 3,937,500 shares of common stock at $.80 per share, for which the shares have not been issued.

b)	Warrants

As of August 31, 2006, the Company had 1,250,000 common share purchase warrants outstanding. The weighted average exercise price for the outstanding warrants is $2.50 and the weighted average life as of August 31, 2006 is two years. No warrants were exercised or cancelled during the year ended August 31, 2006.

7. Income Taxes

The components of the Company’s net deferred tax asset for the years ended August 31, 2006 and 2005, and the statutory tax rate, the effective tax rated and the valuation allowance are as follows:

	August 31,	August 31,
	2006	2005
Net operating losses	849,100	7,300
Statutory tax rate	35%	35%
Effective tax rate	-	-
Deferred tax asset	297,200	2,560
Valuation allowance	(297,200)	(2,560)
Net deferred tax asset	-	-

The Company has net operating loss carry-forwards for tax purposes of approximately $849,100 which commence expiring in 2025. The utilization of the net operating loss carry-forwards cannot be assured.

Deferred income tax reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company provided a valuation allowance of 100% of its net deferred tax asset due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets.

Page - 49