Form 10QSB
period 2006-11-30
De Beira Goldfields Inc.
filed 2007-01-16
CIK 1345756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

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
[ X ] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ X ] Yes [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 12, 2007
Common Stock - $0.001 par value	41,246,785

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

De Beira Goldfields Inc.
(An Exploration Stage Company)

November 30, 2006

Balance Sheet as of November 30, 2006 (unaudited)

Statements of Operations for the three months ended November 30, 2006 and 2005 and for the period May 28, 2004 (date of inception) through November 30, 2006 (unaudited)

Statements of Cash Flows for the three months ended November 30, 2006 and 2005 and for the period May 28, 2004 (date of inception) through November 30, 2006 (unaudited)

Statements of Stockholders’ Equity for period from May 28, 2004 (date of inception) through
November 30, 2006 (unaudited)

Notes to the Financial Statements (unaudited)

Page - 2

De Beira Goldfields Inc.
(An Exploration Stage Company)

Balance Sheet
(Expressed in US dollars)
(Unaudited interim financial statements)

November 30, 2006 $

ASSETS

Current Assets

Cash	1,828,709
Receivables and other assets	2,521

Total Current Assets	1,831,230

Non-Current Assets

Deferred acquisition costs (Note 3)	400,000
Loan advances (Note 3)	5,610,000

Total Non-Current Assets	6,010,000

Total Assets	7,841,230

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	21,596
Accrued liabilities, related party (Note 4)	31,267
Accrued liabilities, other	24,963
Deposits for common stock subscriptions (Note 6)	1,800,000

Total Liabilities	1,877,826

Contingencies and Commitments (Notes 1, 3, 4, and 5)

Stockholders’ Equity (Note 6)

Common Stock, 75,000,000 shares authorized, $0.001 par value: Issued and outstanding, 39,559,285 shares	39,559
To be issued, 1,500,000 shares	1,200,000

Additional paid-in capital	6,983,691

Donated capital	15,750

Deficit accumulated during the exploration stage	(2,275,596)

Total Stockholders’ Equity	5,963,404

Total Liabilities and Stockholders’ Equity	7,841,230

(The Accompanying Notes are an Integral Part of These Financial Statements)

Page - 3

De Beira Goldfields Inc.
(An Exploration Stage Company)

Statements of Operations
(Expressed in US dollars)
(Unaudited interim financial statements)

	For the Three Months Ended	For the Three Months Ended	Accumulated From May 28, 2004 (Date of Inception)
	November 30,	November 30,	to November 30,
	2006	2005	2006
	$	$	$

Revenue	-	-	-

Other (income) expenses

Interest income	(8,235)	-	(17,357)
Donated rent (Note 4)	-	750	5,250
Donated services (Note 4)	-	1,500	10,500
General and administrative	7,845	65	28,702
Management fees (Note 4)	34,551	-	53,418
Mineral property and exploration costs (Note 5)	1,293,621	-	1,487,445
Professional fees (Note 4)	33,757	2,650	572,307
Travel costs	49,228	-	135,331

Net Loss	(1,410,767)	(4,965)	(2,275,596)

Net Loss Per Share - Basic and Diluted	(0.04)	*

Weighted Average Shares Outstanding	36,814,560	34,500,000

* Amount is less than $(0.01) per share.

(The Accompanying Notes are an Integral Part of These Financial Statements)

Page - 4

De Beira Goldfields Inc.]
(An Exploration Stage Company)

Statements of Cash Flows
(Expressed in US dollars)
(Unaudited interim financial statements)

	For the Three Months Ended November 30, 2006 $	For the Three Months Ended November 30, 2005 $	Accumulated From May 28, 2004 (Date of Inception) to November 30, 2006 $

Cash Flows From Operating Activities

Net loss	(1,410,767)	(4,965)	(2,275,596)

Adjustments to reconcile net loss to cash used in operating activities:
Donated services and expenses	-	2,250	15,750
Expenses paid by issue of common stock	-	-	500

Change in operating assets and liabilities
Decrease (increase) in receivables and other assets	9,018	-	(2,521)
Increase (decrease) in accounts payable and accrued liabilities	17,639	(3,450)	46,559
Increase in amounts due to related parties	21,267	-	31,267

Net Cash Used in Operating Activities	(1,362,843)	(6,165)	(2,184,041)

Cash Flows From Investing Activities
Deferred acquisition costs	-	-	(400,000)
Loan advances	(3,610,000)	-	(5,610,000)

Net cash used in investing activities	(3,610,000)	-	(6,010,000)

Cash Flows From Financing Activities
Common shares issued and to be issued for cash	3,676,000	-	8,222,750
Deposits for common stock subscriptions	1,800,000	-	1,800,000

Net Cash Flows Provided by Financing Activities	5,476,000	-	10,022,750

Increase (decrease) in Cash	503,157	(6,165)	1,828,709

Cash - Beginning of Period	1,325,552	46,011	-

Cash - End of Period	1,828,709	39,846	1,828,709

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Page - 5

De Beira Goldfields Inc.
(An Exploration Stage Company)

Statement of Stockholders’ Equity
(Expressed in US dollars)
(Unaudited interim financial statements)

	Common Shares		Additional	Common			Total
	Number of Shares	Amount $	Paid-in Capital $	Stock To Be Issued $	Donated Capital $	Accumulated Deficit $	Stockholders’ Equity $

Balances, May 28, 2004 (Date of inception)	-	-	-	-	-	-	-
Common stock issued for services to president	6,000,000	6,000	(5,500)	-	-	-	500
Return and cancellation of shares	(6,000,000)	(6,000)	6,000	-	-	-	-
Net loss	-	-	-	-	-	(500)	(500)
Balances, August 31, 2004	-	-	500	-	-	(500)	-
Common stock issued for cash	64,500,000	64,500	(17,750)	-	-	-	46,750
Return and cancellation of shares	(30,000,000)	(30,000)	30,000	-	-	-	-
Donated rent	-	-	-	-	3,000	-	3,000
Donated services	-	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	-	(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	-	9,000	(16,269)	39,981
Common stock issued for cash	1,964,285	1,964	4,498,036	-	-	-	4,500,000
Donated rent	-	-	-	-	2,250	-	2,250
Donated services	-	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	-	(848,560)	(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	-	15,750	(864,829)	3,698,171
Common stock issued for cash (Note 6)	3,095,000	3,095	2,472,905	-	-	-	2,476,000
Common stock to be issued (Note 6)	-	-	-	1,200,000	-	-	1,200,000
Net loss	-	-	-	-	-	(1,410,767)	(1,410,767)
Balance, November 30, 2006	39,559,285	39,559	6,983,691	1,200,000	15,750	(2,275,596)	5,963,404

(The Accompanying Notes are an Integral Part of These Financial Statements)

Page - 6

De Beira Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2006
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

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in May 2004, the Company has not generated revenue and has incurred net losses. The Company incurred a net loss of $1,410,767 for the three months ended November 30, 2006, and a deficit accumulated during the exploration stage of $2,275,596 for the period from May 28, 2004 (inception) through November 30, 2006. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of November 30, 2006, the Company had cash and cash equivalents of $1,828,709. Management believes that existing cash on hand, plus funds raised subsequent to November 30, 2006, will be sufficient to fund the Company’s overheads through November 30, 2007.  The Company is seeking equity financing in the range of $4,000,000 to $6,000,000 to provide for the capital required to fund activities of certain acquisitions in addition to $2,476,000 raised in private placements up to November 30, 2006. During the quarter ended November 30, 2006 and through January 12, 2007, the Company has also received $3,150,000 from subscriptions for 3,937,500 shares of common stock at $0.80 per share (Note 6). Although the Company has raised over half of the contemplated financing, there is no assurance that the Company will be able to consummate the whole amount.  In the event that the Company is unsuccessful in raising additional capital in a timely manner, it will have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Page - 7

De Beira Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2006
(Unaudited interim financial statements)

2. Summary of Significant Accounting Policies (continued)

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Shares outstanding includes common shares to be issued at November 30, 2006. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company did not have any dilutive securities outstanding for the period ended November 30, 2005. For the period ended November 30, 2006 the effect of the 1,250,000 outstanding warrants would have been anti-dilutive, and therefore were not included in the calculation.

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

f) Deferred Acquisition Costs

The Company capitalizes deposits paid during the acquisition of equity interests as deferred acquisition costs. Deferred acquisition costs are recorded at cost and are included in the purchase price of the equity interest once the acquisition has been consummated. Management believes no impairment of deferred acquisition costs exists as of November 30, 2006.

g) Financial Instruments

Financial instruments, which include cash and accounts payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The fair value of  loan advances is not practicable to estimate based on the intention of the Company to convert the amounts to an ownership interest. The fair value of amounts due to related parties are not practicable to estimate, due to the related party nature of the underlying transactions. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Page - 8

De Beira Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2006
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

l) Interim Financial Statements

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

The unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended August 31, 2006 which are included in the Company’s Annual Report on Form 10-KSB.

Page - 9

De Beira Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2006
(Unaudited interim financial statements)

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

On June 16, 2006, the Company paid $400,000 as per the terms of the agreement and provided a loan advance of $100,000 to Minanca. As of November 30, 2006, the Company has recorded the $400,000 as deferred acquisition costs pending the final settlement of the agreement.

Under the terms of the acquisition agreement and pursuant to settlement of the acquisition, the Company is obligated to pay loan advances of $7,000,000 to Minanca as follows:
i.	$1,500,000 within 15 days of settlement of the acquisition transaction for upgrade expenditures on the Property (paid as of November 30, 2006);

ii.	$400,000 by July 31, 2006 for upgrades to the Property (paid as of November 30, 2006);

iii.	$1,375,000 by October 2, 2006 to be paid for existing debt owed by Minanca (paid as of November 30, 2006); and

iv.
The balance of $3,725,000 for exploration expenditures on the Property to be paid equally over a period of 5 months beginning September 1, 2006 ($2,235,000 has been paid up to November 30, 2006 and the total amount has been paid in full as of  January 12, 2007).

As of November 30, 2006 the loan advances equalled $5,610,000. Minanca is to undertake to grant a mortgage of all its assets to the Company as security against the loan advances noted above. The loan advances do not bear interest and are due on demand; however the loan advances are to be repaid only from cash surpluses generated from production by Minanca and are therefore classified as long-term assets at November 30, 2006. Repayment of the loan advances rank in priority ahead of any dividend or distribution payments to shareholders of Minanca. As of November 30, 2006, management believes no impairment of the loan advances exist.

Minanca is to appoint the Company as the joint operator of the Property and the Company is to be responsible for keeping the Property and all permits in good standing during the term of the formal agreement.

As of January 12, 2007, the issuance of the 10,000,000 restricted common shares by the Company has not been completed. Therefore, the agreement remains unconsummated.

4. Related Party Transactions

a)Included in management fees during the three months ended November 30, 2006 are $11,447 and $11,482 for services provided by the president and director of the Company, and the chairman of the Company, respectively. During the three month period ended November 30, 2005 the Company recognized a total of $1,500 for donated services at $500 per month and $750 for donated rent at $250 per month provided by the former President of the Company.

b)Included in professional fees during the three months ended November 30, 2006 are $21,267 (nil for the three months ended November 30, 2005) for consulting fees for administration, office rent, accounting and company secretarial services provided by a company in which the president and director and the chairman are directors and shareholders. As of November 30, 2006, the Company has $31,267 owing for services provided under this agreement.

Page - 10

De Beira Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2006
(Unaudited interim financial statements)

5. Mineral Properties

a)Titiribi Gold/Copper Project

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

The additional interest is to be acquired upon the earlier of completing a bankable feasibility study or spending a further $12 million, both within a period of no more than 3 years from the time of the election. The Company may not withdraw from the agreement after the start of the Option Period until it either incurs $1 million in exploration expenditures or pays $1 million to the Goldplata Group. Through November 30, 2006, $860,000 of exploration expenditures have been paid by the Company and recorded as mineral property and exploration costs on the statement of operations. A further $125,000 has been paid through January 12, 2007.

b) Peruvian Gold / Silver Projects

On July 5, 2006, the Company entered into agreements with the Goldplata Group to acquire an interest of up to 70% in the Condoroma and Suyckutambo Projects in Peru. The Company was granted an option to acquire up to 70% interest in each of these two projects on identical terms. The agreements allow the Company to acquire an initial interest of 65% by sole funding $4 million in exploration expenditures within a 3 year period (the “Option Period”). The Option Period commenced on August 4, 2006. After acquiring 65%, the Company has 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. The additional interest is to be acquired upon the earlier of completing a bankable feasibility study or spending a further $6 million, both within a period of no more than 3 years from the time of the election. The Company may not withdraw from the agreement after the start of the Option Period until it either incurs $0.5 million in exploration expenditures or pays $0.5 million to the Goldplata Group. Through November 30, 2006, $205,000 of exploration expenditures have been paid by the Company on the Condoroma project and recorded as mineral property and exploration costs on the statement of operations. There have been no subsequent payments since November 30, 2006 and through January 12, 2007.

c) Acandi Project

On October 19, 2006, the Company entered into a preliminary agreement in association with the Goldplata Group to earn an 80% interest in the Acandi copper / gold project in North East Colombia, near the Panama border, by sole funding exploration expenditures and making cash payments to the present beneficial holder of the project interest. During the three months ended November 30, 2006, $330,000 was spent on the project for a signing fee, mineral licence issue fee and a limited amount of exploration work. A further payment of $100,000 has been made through January 12, 2007. A formal legal agreement has not yet been completed in relation to this project.

Under the terms of the preliminary agreement, the Company is obligated to make aggregate payments of $2,800,000 over the following timeframe in order to earn an 80% interest. There is no specified timeframe in the agreement related to the final balloon payment. The Company can withdraw from this agreement at any time without any residual financial obligations.

1 January 2007	$150,000
1 June 2007	$150,000
1 January 2008	$250,000
1 June 2008	$250,000
1 January 2009	$500,000
1 June 2009	$500,000
Final balloon payment	$1,000,000
Total	$2,800,000

Page - 11

De Beira Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2006
(Unaudited interim financial statements)

6. Stockholders’ Equity

a)	Common stock

On November 13, 2006, the Company completed a private placement for 1,875,000 shares of restricted common stock at $0.80 per share, raising proceeds of $1,500,000.

On November 30, 2006, the Company completed a private placement for 1,220,000 shares of restricted common stock at $0.80 per share, raising proceeds of $976,000.

Also during the quarter ended November 30, 2006, the Company received $3,000,000 from subscriptions for 3,750,000 shares of common stock at $0.80 per share. Subscription agreements for 1,500,000 shares were received in November 2006 and the shares were issued on January 2, 2007. Subscriptions for the remaining 2,250,000 shares have not yet been received and the underlying shares have not been issued. As a result, $1,800,000 is included as a liability at November 30, 2006 as issuance of the shares of common stock is not solely within the control of the Company.

During December 2006, the Company received $150,000 from subscriptions for 187,500 shares of common stock at $0.80 per share. These shares were issued on January 2, 2007.

b)	Warrants

As of November 30, 2006, the Company had 1,250,000 common share purchase warrants outstanding. The weighted average exercise price for the outstanding warrants is $2.50 and the weighted average life as of November 30, 2006 is one year and nine months. No warrants were exercised or cancelled during the period ended November 30, 2006.

Page - 12

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

On October 19, 2006, the Company entered into a preliminary agreement to earn an 80% interest in the Acandi copper / gold project in North East Colombia, near the Panama border, by sole funding exploration expenditures and making cash payments to the present beneficial holder of the project interest. During the three months ended November 30, 2006, $330,000 was spent on the project for a signing fee, mineral licence issue fee and a limited amount of exploration work. A further payment of $100,000 has been made through January 12, 2007 and a formal legal agreement has not yet been completed in relation to this project.

De Beira has an authorized capital of 75,000,000 shares of common stock with a par value of $0.001 per share with 41,246,785 shares of common stock currently issued and outstanding. De Beira also received deposits of $1,800,000 for the subscription of 2,250,000 restricted shares of common stock that have not yet been issued.

De Beira has not been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of De Beira’s business.

Page - 13

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

The additional interest is to be acquired upon the earlier of completing a bankable feasibility study or spending a further $12 million, both within a period of no more than 3 years from the time of the election. De Beira may not withdraw from the agreement after the start of the Option Period until it either incurs $1 million in exploration expenditure or pays $1 million to the Goldplata Group. $860,000 was incurred in exploration expenditures up to November 30, 2006, and a further $125,000 has been paid through January 12, 2007.

Page - 14

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

Page - 15

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

Under the terms of the acquisition agreement and following settlement of the acquisition, De Beira is obligated to advance loan amounts of $7,000,000 to Minanca as follows:

$1,500,000 within 15 days of settlement of the acquisition transaction for upgrade expenditures on the Property (paid as of November 30, 2006);

$400,000 by July 31, 2006 for upgrades to the Property (paid as of November 30, 2006);

$1,375,000 by October 2, 2006 to be paid for existing debt owed by Minanca (paid as of November 30, 2006); and

The balance of $3,725,000 for exploration expenditures on the Property to be paid equally over a period of 5 months beginning September 1, 2006 ($2,235,000 paid as of November 30, 2006, and the total amont has been paid as of January 12, 2007).

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

A formal agreement was executed by both parties on July 10, 2006 and in conjunction with the signing of the agreement, De Beira provided Emco with a $100,000 deposit. The issue of 10,000,000 restricted common shares has not been completed as of January 12, 2007, and the acquisition agreement remains unconsummated. See Exhibit 10.4 - Share Sale Agreement for more details.

Page - 16

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

Page - 17

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

D. Condoroma and Suyckutambo Projects - Peru Property

On July 5, 2006, De Beira entered into agreements with the Goldplata Group to acquire an interest of up to 70% in the Condoroma and Suyckutambo Projects in Peru, which are prospective for gold and silver. De Beira was granted an option to acquire up to 70% interest in each of these two projects on identical terms. The agreements allow De Beira to acquire an initial interest of 65% by sole funding $4 million in exploration expenditures within a 3 year period (the “Option Period”). The Option Period commenced on August 4, 2006. After acquiring 65%, De Beira has 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. The additional interest is to be acquired upon the earlier of completing a bankable feasibility study or spending a further $6 million, both within a period of no more than 3 years from the time of the election. De Beira may not withdraw from the agreement after the start of the Option Period until it either incurs $500,000 in exploration expenditures or pays $500,000 to the Goldplata Group. $205,000 has been incurred in exploration expenditures to November 30, 2006 and through January 12, 2007.

Location and Access to Suyckutambo

The Sucyckutambo Project area is accessed via road and is located approximately 20km from the town of Caylloma in the district and province of Caylloma. Caylloma is approximately 220 kilometres from the large regional centre of Arequipa, in Southern Peru and approximately 150 kilometres from the border with Bolivia.

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

Page - 18

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

E. Acandi Copper / Gold Project - Colombia

On October 19, 2006, the Company entered into an arrangement to earn an 80% interest in the Acandi copper / gold project in North East Colombia, near the Panama border, by sole funding exploration expenditure and making cash payments to the present beneficial holder of the project interest. During the three month period ended November 30, 2006, $330,000 was spent on the project for a signing fee, mineral licence issue fee and a limited amount of exploration work. A further payment of $100,000 has been made through January 12, 2007 and a formal legal agreement has not yet been completed in relation to this project. Whilst the Company has not finalised its position with respect to this project, it may in the near term resolve to dispose of its interest in order to focus on its other existing projects.

Financial Condition

De Beira is a exploration stage company and De Beira’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. De Beira’s auditors’ report on its 2006 financial statements contained an explanatory paragraph that states that due to recurring losses since inception and negative cash flows substantial doubt exists as to De Beira’s ability to continue as a going concern.

The accompanying interim financial statements have been prepared assuming that De Beira will continue as a going concern. Since its inception in May 2004, De Beira has not generated revenue and has incurred net losses. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from financings to fund its operations. These conditions raise substantial doubt about De Beira’s ability to continue as a going concern.  As discussed in Note 6 of the interim financial statements above and in Management’s Discussion and Analysis, subsequent to August 31, 2006, De Beira received proceeds of $5,626,000 from financings which will enable De Beira to commence mining exploration activities.

Page - 19

As of November 30, 2006, De Beira had cash and cash equivalents of $1,828,709. Management believes that existing cash on hand will be sufficient to fund De Beira’s overhead activities through November 30, 2007.  De Beira is seeking equity financing of up to an additional $3,000,000 to provide for the capital required to fund activities of certain acquisitions discussed in Notes 3 and 5 of the financial statements above, and in Management’s Discussion and Analysis. There is no assurance that De Beira will be able to consummate the contemplated financing.  If De Beira is unsuccessful in raising additional capital in a timely manner, it will have a material adverse affect on De Beira’s liquidity, financial condition and business prospects.

The interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of De Beira to continue as a going concern.

Limited operating history; need for additional capital

There is limited historical financial information about De Beira upon which to base an evaluation of its performance. De Beira is a mineral exploration company but has not generated any revenues thus far from its mineral exploration business. De Beira cannot guarantee it will be successful in this industry as there is considerable risk and very few explorers are successful in finding a profitable mineral deposit. De Beira’s business is subject to risks inherent in the mineral exploration and mining industry, including limited working capital, volatility in metal prices, possible delays in the development of its mineral properties, and possible cost overruns due to price and cost increases in products and services it utilises in its business activities.

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

Subsequent to August 31, 2006, De Beira has raised funds of $5,626,000, to enable De Beira to commence exploration activities at its Colombian and Peruvian projects, as well as provide loan funding (for working capital purposes, including exploration) to the Ecuador company in which De Beira is in the process of acquiring a majority interest. At the present time, De Beira is seeking equity financing of up to a further $3 million to provide for the capital required to fund activities at the Colombian and Peruvian projects as well as at the operations in the Ecuador mineral property whose acquisition is proposed to be completed subsequent to quarter end.

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

Page - 20

Comparison of the Three Month Periods Ended November 30, 2006 and 2005

Results of Operations

De Beira incurred a net loss of $1,410,767 for the three months ended November 30, 2006 compared to $4,965 in the previous corresponding period. The main factor contributing to the increased net loss was mineral property and exploration costs of $1,293,621 and expenditures of $49,228 for travel expenses for the three months ended November 30, 2006 compared to nil for the same period in the prior year, as De Beira commenced putting into practice its vision of acquiring undervalued mineral properties in South America.

Liquidity and Capital Resources

De Beira’s capital resources have been limited. De Beira currently does not generate any revenue from its business operations to be profitable, and to date has primarily relied on the issue of common shares for working capital for its business operations.

De Beira had cash of $1,828,709 and a working capital surplus of $1,753,404 at November 30, 2006. During the three month period ended November 30, 2006 De Beira received interest income of $8,235 compared to nil for the three month period ended November 30, 2005.

For the three months ended November 30, 2006, the Company invested $3,610,000 in loan advances to Minanca and raised $5,476,000 from the sale of its common shares and for subscriptions for common share sales and related deposits.

Management believes that De Beira’s existing capital resources, including the proceeds of $3,000,000 from common share subscriptions and related deposits during the three months ended November 30, 2006 and $150,000 during December 2006, will be sufficient to fund its current level of operating activities, capital expenditures and other obligations through the next 12 months, except any required working capital for its plan of operation. However, if during that period or thereafter, De Beira is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the De Beira, this could have a material adverse effect on De Beira’s business, results of operations, liquidity and financial condition.

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

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

Page - 21

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

Mineral property and exploration costs

De Beira has been in the exploration stage since its formation on May 28, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Through November 30, 2006, the Company has expensed all mineral property and exploration costs incurred. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Deferred acquisition costs

De Beira capitalizes deposits paid during the acquisition of equity interests as deferred acquisition costs. Deferred acquisition costs are recorded at cost and are included in the purchase price of the equity interest once the acquisition has been consummated.

Page - 22

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

Plan of Operation for the Next Twelve Months

As previously stated, De Beira will continue to identify and assess undervalued mineral properties in South America for eventual acquisition. It will also focus on progressing exploration activities on the project interests that it has secured thus far. At the Titiribi Project in Colombia, De Beira is required to spend a further $140,000 over the next 12 months in order to maintain its rights to earn an equity interest in the project. It is anticipated that the majority of this expenditure will be incurred in carrying out drilling programs at the Titiribi Project. At each of the Condoroma and Suyckutambo projects in Peru, De Beira is required to spend $500,000 over the next 12 months in order to maintain its rights to earn an equity interest in the project. Again, it is anticipated that the majority of this expenditure will be incurred in carrying out drilling programs on these two projects. Upon completion of the Ecuador acquisition, De Beira has plans, subject to raising of the necessary capital, to spend approximately $5.5 million on upgrading plant and equipment at the Ecuador mine site and also on carrying out regional exploration with a view to assessing the project’s potential for open cut mining.

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

Page - 23

Uncertainties Relating To Forward-Looking Statements

This Form 10-QSB Quarterly Report for the three month period ended November 30, 2006, including the management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Quarterly Report contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other United States federal securities laws. Certain information contained or incorporated by reference in this Quarterly Report, including the information set forth as to the future financial or operating performance of De Beira, constitutes “forward-looking statements”. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about De Beira’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

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

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for De Beira’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain directors, officers and consultants; changes in customer requirements; and/or evolving industry standards; and other factors described in De Beira’s filings with the Securities and Exchange Commission. The results that De Beira achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this Form 10-QSB for the three month period ended November 30, 2006, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

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

Page - 24

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

$0.80 Private Placement - November 2006

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

Page - 25

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

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to De Beira’s previously filed Form SB-2, Form 10-KSB and Form 10-QSB’s.

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

Filed

Page - 26

Exhibit	Description	Status
10.4

Share Sale Agreement dated July 10, 2006, between De Beira Goldfields Inc. and Emco Corporation Inc. S.A., filed as an Exhibit to De Beira’s Form 8-K (Current Report) filed on July 17, 2006, and incorporated herein by reference.

Filed
14.1	Financial Code of Ethics filed as an Exhibit to De Beira’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, De Beira Goldfields Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

DE BEIRA GOLDFILEDS INC.

By: /s/ Reg Gillard
                                Name:  Reg Gillard
Title: Director, CEO and President
Dated: January 16, 2007

Page - 27

Exhibit 31

Page - 28

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

Date: January 16, 2007

/s/ Reg Gillard
Reg Gillard
Chief Executive Officer

Page - 29

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

Date: January 16, 2007

/s/ Susmit Shah
Susmit Shah
Chief Financial Officer

Page - 30

Exhibit 32

Page - 31

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of De Beira Goldfields Inc. (“De Beira”) on Form 10-QSB for the period ending November 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Reg Gillard, President, Chief Executive Officer of De Beira and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of De Beira.

/s/ Reg Gillard
Reg Gillard
Chief Executive Officer

January 16, 2007

Page - 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of De Beira Goldfields Inc. (“De Beira”) on Form 10-QSB for the period ending November 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Susmit Shah, Chief Financial Officer, Treasurer, and Corporate Secretary of De Beira, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of De Beira.

/s/ Susmit Shah
Susmit Shah
Chief Financial Officer

January 16, 2007

Page - 33