Form 10QSB
period 2007-02-28
De Beira Goldfields Inc.
filed 2007-04-16
CIK 1345756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________

Commission file number 000-51707

DE BEIRA GOLDFIELDS INC.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
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

[ X ] Yes [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 13, 2007
Common Stock - $0.001 par value	44,096,785

Transitional Small Business Disclosure Format (Check one):    Yes   [   ]     No   [ X ]

click here for printer-friendly PDF version

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

De Beira Goldfields Inc.

(An Exploration Stage Company)

February 28, 2007

Index

Balance Sheet as of February 28, 2007 (unaudited)

F-1

Statements of Operations for the three months and six months ended February 28, 2007 and 2006 and for the period May 28, 2004 (date of inception) through February 28, 2007 (unaudited)…

F-2

Statements of Cash Flows for the six months ended February 28, 2007 and 2006 and for the period May 28, 2004 (date of inception) through February 28, 2007 (unaudited)

F-3

Statements of Stockholders’ Equity for the period from May 28, 2004 (date of inception) through

February 28, 2007 (unaudited)

F-4

Notes to the Financial Statements (unaudited)

F-5

De Beira Goldfields Inc.

(An Exploration Stage Company)

Balance Sheet

(Expressed in US dollars)

(Unaudited interim financial statements)

February 28, 2007 $

ASSETS

Current Assets

Cash	288,719
Receivables and other assets	987

Total Current Assets	289,706

Non-Current Assets

Deferred acquisition costs (Note 3)	400,000
Loan advances (Note 3)	7,100,000

Total Non-Current Assets	7,500,000

Total Assets	7,789,706

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	15,960
Accrued liabilities, related parties (Note 4)	18,169
Accrued liabilities, other	6,610

Total Liabilities	40,739

Contingencies and Commitments (Notes 1, 3, 4, and 5)

Stockholders’ Equity (Note 6)

Common Stock, 75,000,000 shares authorized, $0.001 par value: Issued and outstanding, 44,096,785 shares	44,096

Additional paid-in capital	10,609,154

Donated capital	15,750

Deficit accumulated during the exploration stage	(2,920,033)

Total Stockholders’ Equity	7,748,967

Total Liabilities and Stockholders’ Equity	7,789,706

(The Accompanying Notes are an Integral Part of These Financial Statements)

De Beira Goldfields Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(Unaudited interim financial statements)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	Accumulated From May 28, 2004 (Date of Inception)
	February 28,	February 28,	February 28,	February 28,	to February 28,
	2007	2006	2007	2006	2007
	$	$	$	$	$

Revenue	-	-	-	–	-

Other (income) expenses

Interest income	(7,929)	-	(16,164)	-	(25,286)
Donated rent (Note 4)	-	750	-	1,500	5,250
Donated services (Note 4)	-	1,500	-	3,000	10,500
General and administrative	2,767	479	10,612	544	31,469
Management fees (Note 4)	35,390	-	69,941	–	88,808
Mineral property and exploration costs (Note 5)	523,317	-	1,816,938	–	2,010,762
Professional fees (Note 4)	67,512	8,025	101,269	10,675	639,819
Travel costs	23,380	-	72,608	-	158,711

Net Loss	(644,437)	(10,754)	(2,055,204)	(15,719)	(2,920,033)

Net Loss Per Share – Basic and Diluted	(0.02)	*	(0.05)	*

Weighted Average Shares Outstanding	42,671,785	34,500,000	40,855,915	34,500,000

* Amount is less than $(0.01) per share.

(The Accompanying Notes are an Integral Part of These Financial Statements)

De Beira Goldfields Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(Unaudited interim financial statements)

	For the Six Months Ended February 28, 2007 $	For the Six Months Ended February 28, 2006 $	Accumulated From May 28, 2004 (Date of Inception) to February 28, 2007 $

Cash Flows From Operating Activities

Net loss	(2,055,204)	(15,719)	(2,920,033)

Adjustments to reconcile net loss to cash used in operating activities:
Donated services and expenses	–	4,500	15,750
Expenses paid by issue of common stock	–	–	500

Change in operating assets and liabilities
Decrease (increase) in receivables and other assets	10,552	–	(987)
(Decrease) increase in accounts payable and accrued liabilities	(6,350)	(3,700)	22,570
Increase in amounts due to related parties	8,169	-	18,169

Net Cash Used in Operating Activities	(2,042,833)	(14,919)	(2,864,031)

Cash Flows From Investing Activities
Deferred acquisition costs	-	-	(400,000)
Loan advances	(5,100,000)	-	(7,100,000)

Net Cash Used in Investing Activities	(5,100,000)	-	(7,500,000)

Cash Flows From Financing Activities
Advances from related party	-	(80)	-
Common shares issued for cash	6,106,000	-	10,652,750

Net Cash Provided by Financing Activities	6,106,000	(80)	10,652,750

(Decrease) increase in Cash	(1,036,833)	(14,999)	288,719

Cash - Beginning of Period	1,325,552	46,011	–

Cash - End of Period	288,719	31,012	288,719

(The Accompanying Notes are an Integral Part of These Financial Statements)

De Beira Goldfields Inc.

(An Exploration Stage Company)

Statements of Stockholders’ Equity

(Expressed in US dollars)

(Unaudited interim financial statements)

	Common Shares				Deficit
	Number of Shares	Amount $	Additional Paid-in Capital $	Donated Capital $	Accumulated During the Exploration Stage $	Total Stockholders’ Equity $

Balances, May 28, 2004 (Date of inception)	-	-	-	-	-	-
Common stock issued for services to president	6,000,000	6,000	(5,500)	-	-	500
Return and cancellation of shares	(6,000,000)	(6,000)	6,000	-	-	-
Net loss	-	-	-	-	(500)	(500)
Balances, August 31, 2004	-	-	500	-	(500)	-
Common stock issued for cash	64,500,000	64,500	(17,750)	-	-	46,750
Return and cancellation of shares	(30,000,000)	(30,000)	30,000	-	-	-
Donated rent	-	-	-	3,000	-	3,000
Donated services	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	39,981
Common stock issued for cash	1,964,285	1,964	4,498,036	-	-	4,500,000
Donated rent	-	-	-	2,250	-	2,250
Donated services	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	(848,560)	(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	15,750	(864,829)	3,698,171
Common stock issued for cash (Note 6)	7,632,500	7,632	6,098,368	-	-	6,106,000
Net loss	-	-	-	-	(2,055,204)	(2,055,204)
Balances, February 28, 2007	44,096,785	44,096	10,609,154	15,750	(2,920,033)	7,748,967

(The Accompanying Notes are an Integral Part of These Financial Statements)

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 6

De Beira Goldfields Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2007

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

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in May 2004, the Company has not generated revenue and has incurred net losses. The Company incurred a net loss of $2,055,204 for the six months ended February 28, 2007, and has accumulated a deficit during the exploration stage of $2,920,033 for the period from May 28, 2004 (inception) through February 28, 2007. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of February 28, 2007, the Company had cash and cash equivalents of $288,719. Management believes that existing cash on hand, loan funds of $513,878 received subsequent to February 28, 2007 (Note 7), the anticipated partial repayment of funds loaned to Minanca Minera Nanguipa, Compania Anonima (“Minanca”) (Note 3) and further targeted equity financing will be sufficient to fund the Company’s overheads through February 29, 2008.  The Company is seeking equity financing in the range of $4,000,000 to $6,000,000 to provide for the capital required to fund exploration activities over the next twelve months.  Management of Minanca has informed the Company that Minanca anticipates making a partial payment of $1,000,000 to $1,500,000 to the Company during the quarter ending May 31, 2007.  Minanca is in the process of completing the sale of gold. In the event that the Company is unsuccessful in raising additional capital in a timely manner and / or non-receipt of funds from Minanca, it will have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

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

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 7

De Beira Goldfields Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2007

(Unaudited interim financial statements)

2.

Summary of Significant Accounting Policies (continued)

c)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company did not have any dilutive securities outstanding for the period ended February 28, 2006. For the period ended February 28, 2007 the effect of the 1,250,000 outstanding warrants would have been anti-dilutive, and therefore were not included in the calculation.

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

f)

Deferred Acquisition Costs

The Company capitalizes deposits paid during the acquisition of equity interests as deferred acquisition costs.  Deferred acquisition costs are recorded at cost and are included in the purchase price of the equity interest once the acquisition has been consummated.  Management believes no impairment of deferred acquisition costs exists as of February 28, 2007.

g)

Financial Instruments

Financial instruments, which include cash and accounts payable, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The fair value of loan advances is not practicable to estimate based on the intention of the Company to convert a portion of the amounts to an ownership interest.  The fair value of amounts due to related parties are not practicable to estimate, due to the related party nature of the underlying transactions. The Company’s operations are in South America, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 8

De Beira Goldfields Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2007

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

i)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date.  Foreign currency transactions are primarily undertaken in Australian dollars. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  Realized foreign currency transaction gains and losses were not significant during the periods presented.

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

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 9

De Beira Goldfields Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2007

(Unaudited interim financial statements)

3.

Deferred Acquisition Costs and Loan Advances

On June 15, 2006, the Company entered into an agreement with Emco Corporation (“Emco”) whereby the Company was granted an option to acquire 80% of the issued and outstanding shares of Minanca, which owns mineral exploration property in Ecuador (the “Property”), for an aggregate purchase price of $30,400,000 comprised of 10 million restricted common shares of the Company at an issue price of $3 per common share and a cash payment of $400,000.

On June 16, 2006, the Company paid $400,000 as per the terms of the agreement and provided a loan advance of $100,000 to Minanca.  As of February 28, 2007, the Company has recorded the $400,000 as deferred acquisition costs pending the final settlement of the agreement.

Under the terms of the acquisition agreement and pursuant to settlement of the acquisition, the Company was obligated to pay loan advances of $7,000,000 to Minanca as follows:

i.

$1,500,000 within 15 days of settlement of the acquisition transaction for upgrade expenditures on the Property (paid as of February 28, 2007);

ii.

$400,000 by July 31, 2006 for upgrades to the Property (paid as of February 28, 2007);

iii.

$1,375,000 by October 2, 2006 to be paid for existing debt owed by Minanca (paid as of February 28, 2007); and

iv.

The balance of $3,725,000 for exploration expenditures on the Property to be paid equally over a period of 5 months beginning September 1, 2006 (the total amount has been paid in full as of February 28, 2007).

As of February 28, 2007 the loan advances equalled $7,100,000.  Minanca is to undertake to grant a mortgage of all its assets to the Company as security against the loan advances noted above. The loan advances do not bear interest and are due on demand; however the loan advances are to be repaid only from cash surpluses generated from production by Minanca and are therefore classified as non-current assets at February 28, 2007. Repayment of the loan advances rank in priority ahead of any dividend or distribution payments to shareholders of Minanca.   As of February 28, 2007, management believes no impairment of the loan advances exist.

Minanca is to appoint the Company as the joint operator of the Property and the Company is to be responsible for keeping the Property and all permits in good standing during the term of the formal agreement.

As of April 11, 2007, the issuance of the 10,000,000 restricted common shares by the Company has not been completed and the Company has not been appointed joint operator of the property.  Therefore, the agreement remains unconsummated.

4.

Related Party Transactions

a)

Included in management fees during the three and six months ended February 28, 2007 are $11,808 and $11,806, respectively for services provided by the President and director of the Company, and $23,255 and $23,288, respectively (nil for the three and six months ended February 28, 2006), for services provided by the chairman of the Company.  As of February 28, 2007, the Company has $7,860 owing for management fees provided by the president and director of the Company. During the three and six month period ended February 28, 2006 the Company recognized a total of $1,500 and $3,000, respectively, for donated services at $500 per month and $750 and $1,500, respectively, for donated rent at $250 per month provided by the former President of the Company.

b)

Included in professional fees during the three and six months ended February 28, 2007 are $23,547 and $44,814, respectively (nil for the three and six months ended February 28, 2006) for consulting fees for administration, office rent, accounting and company secretarial services provided by a company in which the president and director and the chairman are directors and shareholders. As of February 28, 2007, the Company has $10,309 owing for services provided under this agreement.

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 10

De Beira Goldfields Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2007

(Unaudited interim financial statements)

5.

Mineral Properties

a)

Titiribi Gold/Copper Project

The Company entered into an agreement with Goldplata Corporation Limited, Goldplata Resources Inc. and Goldplata Resources Sucursal Colombia (the “Goldplata Group”) dated May 6, 2006, whereby the Company was granted an option to acquire up to a 70% interest in the Titiribi Gold/Copper project in Colombia, South America. The agreement allows the Company to acquire an initial interest of 65% by sole funding $8 million in exploration expenditures within a 3 year period (the “Option Period”).  The Option Period commenced on June 9, 2006. After acquiring a 65% interest, the Company has 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%.

The additional interest is to be acquired upon the earlier of completing a bankable feasibility study or spending a further $12 million, both within a period of no more than 3 years from the time of the election. The Company may not withdraw from the agreement after the start of the Option Period until it either incurs $1 million in exploration expenditures or pays $1 million to the Goldplata Group.  Through February 28, 2007, $1,110,000 of exploration expenditures have been paid by the Company and recorded as mineral property and exploration costs on the statement of operations.  A further $250,000 has been paid through April 11, 2007.

b)

Peruvian Gold / Silver Projects

On July 5, 2006, the Company entered into agreements with the Goldplata Group to acquire an interest of up to 70% in the Condoroma and Suyckutambo Projects in Peru. The Company was granted an option to acquire up to a 70% interest in each of these two projects on identical terms. The agreements allow the Company to acquire an initial interest of 65% by sole funding $4 million in exploration expenditures within a 3 year period (the “Option Period”).  The Option Period commenced on August 4, 2006.  After acquiring 65%, the Company has 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. The additional interest is to be acquired upon the earlier of completing a bankable feasibility study or spending a further $6 million, both within a period of no more than 3 years from the time of the election.  The Company may not withdraw from the agreement after the start of the Option Period until it either incurs $0.5 million in exploration expenditures or pays $0.5 million to the Goldplata Group.  Through February 28, 2007, $270,000 of exploration expenditures have been paid by the Company on the Condoroma & Suyckutambo projects and recorded as mineral property and exploration costs on the statement of operations.  A further $340,000 has been paid through April 11, 2007.

c)

Acandi Project

On October 19, 2006, the Company entered into a preliminary agreement in association with the Goldplata Group to earn an 80% interest in the Acandi copper / gold project in North East Colombia, near the Panama border, by sole funding exploration expenditures and making cash payments to the present beneficial holder of the project interest.  During the three months ended November 30, 2006, $330,000 was spent on the project for a signing fee, mineral licence issue fee and a limited amount of exploration work. Through February 28, 2007, $175,000 of exploration expenditures have been paid by the Company. These amounts have been recorded as mineral and property exploration costs on the statement of operations. No further payments have been made through April 11, 2007 and a formal legal agreement has not yet been completed in relation to this project.  Whilst the Company has not finalised its position with respect to this project, it may in the near term resolve to dispose of its interest in order to focus on its other existing projects.  The Company has commenced negotiations for the disposal of interest in this project and management expects the disposal terms are likely to include a reimbursement of the Company’s expenditure on the project.

Under the terms of the preliminary agreement, the Company is obligated to make aggregate payments of $2,800,000 over the following timeframe in order to earn an 80% interest. There is no specified timeframe in the agreement related to the final balloon payment.  The Company can withdraw from this agreement at any time without any residual financial obligations.

1 January 2007	$ 150,000
1 June 2007	150,000
1 January 2008	250,000
1 June 2008	250,000
1 January 2009	500,000
1 June 2009	500,000
Final balloon payment	1,000,000
Total	$2,800,000

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 11

De Beira Goldfields Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2007

(Unaudited interim financial statements)

6.

Stockholders’ Equity

a)

Common stock

In November 2006 the Company completed two private placements for 3,095,000 shares of restricted common stock at $0.80 per share, raising proceeds of $2,476,000.

In January 2007 the Company completed two private placements for 3,187,500 shares of restricted common stock at $0.80 per share raising proceeds of $2,550,000.

In February 2007 the Company completed two private placements for 1,350,000 shares of restricted common stock at $0.80 per share raising proceeds of $1,080,000.

b)

Warrants

As of February 28, 2007, the Company had 1,250,000 common share purchase warrants outstanding.  The weighted average exercise price for the outstanding warrants is $2.50 and the weighted average life as of February 28, 2007 is one year and six months.  No warrants were exercised or cancelled during the six months ended February 28, 2007.

7.

Subsequent events

On March 9, 2007 the Company received loan proceeds of $240,000 from an unrelated third party. On March 12, 2007 the Company received loan proceeds of $273,878 from an entity associated with the Company’s chairman.  All of the loans are unsecured and bear a simple interest of 8% per annum, with no fixed repayment date but the understanding with the lenders is that the loans will be repaid from the proceeds of equity financings and / or the repayment of amounts lent to Minanca.

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 12

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

On May 9, 2006, De Beira signed a letter of understanding to acquire up to a 70% interest in the Titiribi Gold / Copper project in Colombia, South America (the “Colombia Property”).  See Exhibit 10.2 – Letter of Understanding for more details.

Also, on June 15, 2006, De Beira entered into an agreement to acquire an 80% interest in Minanca Minera Nanguipa, Compañía Anónima (“Minanca”), subject to certain conditions.  Minanca owns certain mineral exploration property, including plant and equipment, in Ecuador, South America (the “Ecuador Property”).  See Exhibit 10.4 – Share Sale Agreement for more details.

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

De Beira has an authorized capital of 75,000,000 shares of common stock with a par value of $0.001 per share with 44,096,785 shares of common stock currently issued and outstanding.

De Beira has not been involved in any bankruptcy, receivership or similar proceedings.  There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of De Beira’s business.

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 13

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

B.  Titiribi Gold/Copper Project – Colombia Property

De Beira entered into an agreement with Goldplata Corporation Limited, Goldplata Resources Inc. and Goldplata Resources Sucursal Colombia (the “Goldplata Group”) dated May 6, 2006, whereby De Beira was granted an option to acquire up to a 70% interest in the Titiribi Gold/Copper project in Colombia, South America (the “Colombia Property”).  The agreement allows De Beira to acquire an initial interest of 65% by sole funding $8 million in exploration expenditures within a 3 year period (the “Option Period”). The Option Period commenced on June 9, 2006.  After acquiring 65% interest, De Beira has 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%.  See Exhibit 10.2 – Letter of Understanding for more details.

The additional interest is to be acquired upon the earlier of completing a bankable feasibility study or spending a further $12 million, both within a period of no more than 3 years from the time of the election.  De Beira may not withdraw from the agreement after the start of the Option Period until it either incurs $1 million in exploration expenditure or pays $1 million to the Goldplata Group.  $1,100,000 was incurred in exploration expenditures up to February 28, 2007, and a further $250,000 has been paid through April 11, 2007.

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 14

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

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 15

C.  Minanca Project - Ecuador Property

On June 15, 2006, De Beira entered into an agreement with Emco Corporation (“Emco”) whereby De Beira was granted an option to acquire an 80% interest in Minanca Minera Nanguipa, Compania Anonima (“Minanca”), which owns mineral exploration property in Ecuador (the “Ecuador Property”), for an aggregate purchase price of $30,400,000 comprised of 10 million restricted common shares of De Beira at an issue price of $3 per common share and a cash payment of $400,000.  See Exhibit 10.4 – Share Sale Agreement for more details.

On June 16, 2006, De Beira paid $400,000 as per the terms of the agreement and provided a loan advance of $100,000 to Minanca.

Under the terms of the acquisition agreement and following settlement of the acquisition, De Beira is obligated to advance loan amounts of $7,000,000 to Minanca as follows:

$1,500,000 within 15 days of settlement of the acquisition transaction for upgrade expenditures on the Property;

$400,000 by July 31, 2006 for upgrades to the Property;

$1,375,000 by October 2, 2006 to be paid for existing debt owed by Minanca; and

The balance of $3,725,000 for exploration expenditures on the Property to be paid equally over a period of 5 months beginning September 1, 2006.

All of the above loan payments had been made as at February 28, 2007.

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

A formal agreement was executed by both parties on July 10, 2006 and in conjunction with the signing of the agreement, De Beira provided Emco with a $100,000 deposit.  The issue of 10,000,000 restricted common shares has not been completed as of April 11, 2007 and the acquisition agreement remains unconsummated.  See Exhibit 10.4 – Share Sale Agreement for more details.

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

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 16

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

D.  Condoroma and Suyckutambo Projects - Peru Property

On July 5, 2006, De Beira entered into agreements with the Goldplata Group to acquire an interest of up to 70% in the Condoroma and Suyckutambo Projects in Peru, which are prospective for gold and silver.  De Beira was granted an option to acquire up to 70% interest in each of these two projects on identical terms.  The agreements allow De Beira to acquire an initial interest of 65% by sole funding $4 million in exploration expenditures within a 3 year period (the “Option Period”).  The Option Period commenced on August 4, 2006.  After acquiring 65%, De Beira has 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%.  The additional interest is to be acquired upon the earlier of completing a bankable feasibility study or spending a further $6 million, both within a period of no more than 3 years from the time of the election.  De Beira may not withdraw from the agreement after the start of the Option Period until it either incurs $500,000 in exploration expenditures or pays $500,000 to the Goldplata Group.  $270,000 has been incurred in exploration expenditures to February 28, 2007 and a further $340,000 has been paid through April 11, 2007.

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

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 17

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

E.  Acandi Copper / Gold Project - Colombia

On October 19, 2006, the Company entered into an arrangement to earn an 80% interest in the Acandi copper / gold project in North East Colombia, near the Panama border, by sole funding exploration expenditure and making cash payments to the present beneficial holder of the project interest.  $505,000 has been incurred in exploration expenditures to February 28, 2007 with no additional payments made through April 11, 2007. A formal legal agreement has not yet been completed in relation to this project.  Whilst the Company has not finalised its position with respect to this project, it may in the near term resolve to dispose of its interest in order to focus on its other existing projects.  The Company has commenced negotiations for the disposal of interest in this project and management expects the disposal terms are likely to include a reimbursement of the Company’s expenditure on the project, plus a free carried project interest.

Financial Condition

De Beira is an exploration stage company and De Beira’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations.  De Beira’s auditors’ report on its 2006 financial statements contained an explanatory paragraph that states that due to recurring losses since inception and negative cash flows substantial doubt exists as to De Beira’s ability to continue as a going concern.

The accompanying interim financial statements have been prepared assuming that De Beira will continue as a going concern. Since its inception in May 2004, De Beira has not generated revenue and has incurred net losses. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions raise substantial doubt about De Beira’s ability to continue as a going concern.  As discussed in Note 6 of the interim financial statements above and in Management’s Discussion and Analysis, subsequent to August 31, 2006, De Beira received proceeds of $6,106,000 from financings which will enable De Beira to commence mining exploration activities.

As of February 28, 2007, De Beira had cash and cash equivalents of $288,719. Management believes that existing cash on hand, $513,878 loan funds received subsequent to February 28, 2007, the anticipated partial repayment of funds lent to Ecuadorian company, Minanca and further targeted equity financing will be sufficient to fund the Company’s overheads through February 29, 2008.  De Beira is seeking equity financing of up to an additional $4,000,000 to $6,000,000 to provide for the capital required to fund activities of certain acquisitions discussed in Notes 3 and 5 of the financial statements above, and in Management’s Discussion and Analysis.  Management of Minanca has informed De Beira that Minanca anticipates making a partial loan repayment of $1,000,000 to $1,500,000 to De Beira during the quarter ending May 31, 2007.  There is no assurance that De Beira will be able to consummate the contemplated financing.  If De Beira is unsuccessful in raising additional capital in a timely manner, it will have a material adverse affect on De Beira’s liquidity, financial condition and business prospects.

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

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 18

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

Subsequent to August 31, 2006, De Beira has raised funds of $6,106,000, to enable De Beira to commence exploration activities at its Colombian and Peruvian projects, as well as provide loan funding (for working capital purposes, including exploration) to the Ecuador company in which De Beira is in the process of acquiring a majority interest.  At the present time, De Beira is seeking equity financing of up to a further $4 million to $6 million to provide for the capital required to fund activities at the Colombian and Peruvian projects as well as at the operations in the Ecuador mineral property whose acquisition is proposed to be completed subsequent to quarter end.

If De Beira is unable to complete any phase of its plan of operation because it does not have enough money, De Beira will put its exploration activities on hold / care and maintenance (to the extent that it is able to do so – in some instances, this could eventually lead to De Beira’s contractual rights to explore ceasing to exist) until De Beira raises additional working capital.  If De Beira cannot raise the required working capital, De Beira will either have to suspend operations until it does raise the required working capital, or cease operations entirely.

Comparison of the Three and Six Month Periods Ended February 28, 2007 and 2006

Results of Operations

De Beira incurred a net loss of $644,437 and $2,055,204, respectively, for the three and six months ended February 28, 2007 compared to $10,754 and $15,719, respectively, for the three and six months ended February 28, 2006.  The main factor contributing to the increased net loss was mineral property and exploration costs of $523,317 and $1,816,938, respectively and expenditures of $67,512 and $101,269, respectively, for professional fees for the three and six months ended February 28, 2007 compared to nil and nil , respectively, for mineral property and exploration costs and $8,025 and $10,675, respectively, for professional fees for the same three and six month periods in the prior year, as De Beira commenced putting into practice its vision of acquiring undervalued mineral properties in South America.

Liquidity and Capital Resources

De Beira’s capital resources have been limited.  De Beira currently does not generate any revenue from its business operations to be profitable, and to date has primarily relied on the issue of common shares for working capital for its business operations.

De Beira had cash of $288,719 and a working capital surplus of $248,967 at February 28, 2007.  During the three and six month period ended February 28, 2007 De Beira received interest income of $7,929 and $16,164, respectively, compared to nil for the both the three and six month periods ended February 28, 2006.

For the six months ended February 28, 2007, the Company invested $5,100,000 in loan advances to Minanca and raised $6,106,000 from the sale of its common shares.

Management believes that De Beira’s existing capital resources, the anticipated partial repayment of loans made to Minanca, loans received subsequent to quarter end and further targeted equity financings will be sufficient to fund its current level of operating activities, capital expenditures and other obligations through the next 12 months, except any required working capital for its plan of operation. However, if during that period or thereafter, De Beira is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the De Beira, this could have a material adverse effect on De Beira’s business, results of operations, liquidity and financial condition.

Contingencies and Commitments

De Beira has no contingencies or long-term commitments.  However, under the terms of the agreement pursuant to which it is acquiring an interest in the Titiribi Project in Colombia, it is obliged to spend a minimum of $1,000,000 on exploration activities before it can withdraw from the arrangement.  As at February 28, 2007 this commitment has been met. Similarly, for each of the Condoroma and Suyckutambo projects in Peru, De Beira is obliged to spend a minimum of $500,000 on exploration activities before it can withdraw from the arrangement.

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

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 19

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

De Beira is not currently conducting any research and development activities other than the exploration of the Titiribi Project and Acandi Project in Colombia, and the Condoroma and Suyckutambo projects in Peru.  It does not anticipate conducting development activities in the near future.

Uncertainties Relating To Forward-Looking Statements

This Form 10-QSB Quarterly Report for the three month period ended February 28, 2007, including the management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Quarterly Report contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other United States federal securities laws.  Certain information contained or incorporated by reference in this Quarterly Report, including the information set forth as to the future financial or operating performance of De Beira, constitutes “forward-looking statements”.  These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements.  All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about De Beira’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

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

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs.  Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for De Beira’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain directors, officers and consultants; changes in customer requirements; and/or evolving industry standards; and other factors described in De Beira’s filings with the Securities and Exchange Commission.  The results that De Beira achieves may differ materially from any forward-looking statements due to these risks and uncertainties.  The forward-looking statements in this Form 10-QSB for the three month period ended February 28, 2007, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

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

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 20

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

De Beira is not a party to any pending legal proceedings and, to the best of De Beira’s knowledge, none of De Beira’s assets are the subject of any pending legal proceedings.

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 21

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

$0.80 Private Placement – January and February 2007

On January 2, 2007, the board of directors authorized the issuance of 1,687,500 restricted shares of common stock at a subscription price of $0.80 per restricted share.  De Beira raised $1,350,000 in cash in this closing, and issued an aggregate 1,687,500 restricted shares of common stock to ten non-US subscribers outside the United States.

On January 25, 2007, the board of directors authorized the issuance of 1,500,000 restricted shares of common stock at a subscription price of $0.80 per restricted share.  De Beira raised $1,200,000 in cash in this closing, and issued an aggregate 1,500,000 restricted shares of common stock to two non-US subscribers outside the United States.

On February 9, 2007, the board of directors authorized the issuance of 1,250,000 restricted shares of common stock at a subscription price of $0.80 per restricted share.  De Beira raised $1,000,000 in cash in this closing, and issued an aggregate 1,250,000 restricted shares of common stock to one non-US subscriber outside the United States.

Also, under this same offering, on February 28, 2007, the board of directors authorized the issuance of an additional 100,000 restricted shares of common stock at a subscription price of $0.80 per restricted share.  De Beira raised $80,000 in cash in this closing, and issued an aggregate 100,000 restricted shares of common stock to one non-US subscriber outside the United States.

De Beira set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the 14 non-US subscribers outside the United States in these four closings, De Beira relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that De Beira complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  De Beira received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

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

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 22

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

Filed
14	Financial Code of Ethics filed as an Exhibit to De Beira’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 23

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, De Beira Goldfields Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

DE BEIRA GOLDFILEDS INC.

By:		/s/ Reg Gillard
	Name:	Reg Gillard
	Title:	Director, CEO and President
	Dated:	April 13, 2007

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 24

Exhibit 31

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 25

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

(b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986.];

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

Date:  April 13, 2007

/s/ Reg Gillard

Reg Gillard
Chief Executive Officer

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 26

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

(b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986.];

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

Date:  April 13, 2007

/s/ Susmit Shah

Susmit Shah
Chief Financial Officer

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 27

Exhibit 32

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 28

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of De Beira Goldfields Inc. (“De Beira”) on Form 10-QSB for the period ending February 28, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Reg Gillard, President, Chief Executive Officer of De Beira and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of De Beira.

/s/ Reg Gillard

Reg Gillard
Chief Executive Officer
April 13, 2007

De Beira Goldfields Inc.	Form 10-QSB – Q2	Page 29

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of De Beira Goldfields Inc. (“De Beira”) on Form 10-QSB for the period ending February 28, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Susmit Shah, Chief Financial Officer, Treasurer, and Corporate Secretary of De Beira, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of De Beira.

/s/ Susmit Shah

Susmit Shah
Chief Financial Officer
April 13, 2007