Form 10QSB
period 2007-05-31
De Beira Goldfields Inc.
filed 2007-07-16
CIK 1345756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number     000-51707

DE BEIRA GOLDFIELDS INC.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
30 Ledgar Road, Balcatta, Western Australia, 6021 (Address of principal executive offices)
011-61-89-240-2836 (Issuer’s telephone number)
n/a (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[  X ] Yes         [    ]  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  [  X ] Yes       [    ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 16, 2007
Common Stock - $0.001 par value	44,096,785

Transitional Small Business Disclosure Format (Check one):    Yes   [   ]     No   [ X ]

click here for printer-friendly PDF version

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

De Beira Goldfields Inc.

(An Exploration Stage Company)

May 31, 2007

Index

Balance Sheet as of May 31, 2007 (unaudited)

F-1

Statements of Operations for the three months and nine months ended May 31, 2007 and 2006 and for the period May 28, 2004 (date of inception) through May 31, 2007 (unaudited)…

F-2

Statements of Cash Flows for the nine months ended May 31, 2007 and 2006 and for the period May 28, 2004 (date of inception) through May 31, 2007 (unaudited)

F-3

Statements of Stockholders’ Equity for the period from May 28, 2004 (date of inception) through

May 31, 2007 (unaudited)

F-4

Notes to the Financial Statements (unaudited)

F-5

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 3

De Beira Goldfields Inc.

(An Exploration Stage Company)

Balance Sheet

(Expressed in US dollars)

(Unaudited interim financial statements)

May 31, 2007 $

ASSETS

Current Assets

Cash	285,355
Receivables and other assets	18,340

Total Current Assets	303,695

Non-Current Assets

Deferred acquisition costs (Note 3)	400,000
Loan advances (Note 3)	6,100,000

Total Non-Current Assets	6,500,000

Total Assets	6,803,695

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	78,341
Accrued liabilities, related parties (Note 4)	32,357
Accrued liabilities, other	5,000
Loans and borrowings (Note 7)	240,000

Total Liabilities (all current)	355,698

Contingencies and Commitments (Notes 1, 3, 4, and 5)

Stockholders’ Equity (Note 6)

Common Stock, 75,000,000 shares authorized, $0.001 par value: Issued and outstanding, 44,096,785 shares	44,096

Additional paid-in capital	10,609,154

Donated capital	15,750

Deficit accumulated during the exploration stage	(4,221,003)

Total Stockholders’ Equity	6,447,997

Total Liabilities and Stockholders’ Equity	6,803,695

(The Accompanying Notes are an Integral Part of These Financial Statements)

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 4

De Beira Goldfields Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(Unaudited interim financial statements)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	Accumulated From May 28, 2004 (Date of Inception)
	May 31,	May 31,	May 31,	May 31,	to May 31,
	2007	2006	2007	2006	2007
	$	$	$	$	$

Revenue	-	-	-	-	-

Operating expenses

Donated rent (Note 4)	-	750	-	2,250	5,250
Donated services (Note 4)	-	1,500	-	4,500	10,500
General and administrative	40,620	67,311	51,232	78,531	72,089
Management fees (Note 4)	91,992	5,638	161,933	5,638	180,800
Mineral property and exploration costs (Note 5)	1,044,956	-	2,861,894	-	3,055,719
Professional fees (Note 4)	53,892	-	155,161	-	693,710
Travel costs	67,945	-	140,552	-	226,656

Total operating expenses	(1,299,405)	(75,199)	(3,370,772)	(90,919)	(4,224,724)

Other income (expense)

Interest income	2,963	-	19,126	-	28,249
Interest expense	(4,528)	-	(4,528)	-	(4,528)

Total other income (expense)	(1,565)	-	14,598	-	23,721

Net Loss	(1,300,970)	(75,199)	(3,356,174)	(90,919)	(4,221,003)

Net Loss Per Share – Basic and Diluted	(0.03)	*	(0.08)	*

Weighted Average Shares Outstanding	44,096,785	34,500,000	41,948,076	34,500,000

* Amount is less than $(0.01) per share

(The Accompanying Notes are an Integral Part of These Financial Statements)

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 5

De Beira Goldfields Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(Unaudited interim financial statements)

	For the Nine Months Ended May 31, 2007 $	For the Nine Months Ended May 31, 2006 $	Accumulated From May 28, 2004 (Date of Inception) to May 31, 2007 $

Cash Flows From Operating Activities

Net loss	(3,356,174)	(90,919)	(4,221,003)

Adjustments to reconcile net loss to cash used in operating activities:
Donated services and expenses	–	6,750	15,750
Expenses paid by issue of common stock	–	–	500

Change in operating assets and liabilities
Increase in receivables and other assets	(6,801)	(362)	(18,340)
Increase in accounts payable and accrued liabilities	54,421	35,163	83,341
Increase in amounts due to related parties	22,357	5,558	32,357

Net Cash Used in Operating Activities	(3,286,197)	(43,810)	(4,107,395)

Cash Flows From Investing Activities
Deferred acquisition costs	-	-	(400,000)
Loan advances	(5,100,000)	-	(7,100,000)
Repayment of loan advance	1,000,000	-	1,000,000

Net Cash Used in Investing Activities	(4,100,000)	-	(6,500,000)

Cash Flows From Financing Activities
Loan from related parties	398,902	-	398,902
Loan repaid to related parties (inclusive of exchange loss)	(398,902)	-	(398,902)
Loan from unrelated third party	240,000	-	240,000
Common shares issued for cash	6,106,000	-	10,652,750

Net Cash Provided by Financing Activities	6,346,000	-	10,892,750

(Decrease) Increase in Cash	(1,040,197)	(43,810)	285,355

Cash - Beginning of Period	1,325,552	46,011	–

Cash - End of Period	285,355	2,201	285,355

(The Accompanying Notes are an Integral Part of These Financial Statements)

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 6

De Beira Goldfields Inc.

(An Exploration Stage Company)

Statements of Stockholders’ Equity

(Expressed in US dollars)

(Unaudited interim financial statements)

	Common Shares		Additional			Total
	Number of Shares	Amount $	Paid-in Capital $	Donated Capital $	Accumulated Deficit $	Stockholders’ Equity $

Balances, May 28, 2004 (Date of inception)	-	-	-	-	-	-
Common stock issued for services to president	6,000,000	6,000	(5,500)	-	-	500
Return and cancellation of shares	(6,000,000)	(6,000)	6,000	-	-	-
Net loss	-	-	-	-	(500)	(500)
Balances, August 31, 2004	-	-	500	-	(500)	-
Common stock issued for cash	64,500,000	64,500	(17,750)	-	-	46,750
Return and cancellation of shares	(30,000,000)	(30,000)	30,000	-	-	-
Donated rent	-	-	-	3,000	-	3,000
Donated services	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	39,981
Common stock issued for cash	1,964,285	1,964	4,498,036	-	-	4,500,000
Donated rent	-	-	-	2,250	-	2,250
Donated services	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	(848,560)	(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	15,750	(864,829)	3,698,171
Common stock issued for cash (Note 6)	7,632,500	7,632	6,098,368	-	-	6,106,000
Net loss	-	-	-	-	(3,356,174)	(3,356,174)
Balances, May 31, 2007	44,096,785	44,096	10,609,154	15,750	(4,221,003)	6,447,997

(The Accompanying Notes are an Integral Part of These Financial Statements)

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 7

De Beira Goldfields Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2007

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

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in May 2004, the Company has not generated revenue and has incurred net losses. The Company incurred a net loss of $3,356,174 for the nine months ended May 31, 2007, and has accumulated a deficit during the exploration stage of $4,221,003 for the period from May 28, 2004 (inception) through May 31, 2007. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of May 31, 2007, the Company had cash and cash equivalents of $285,355. Management believes that existing cash on hand, loan funds of $596,239 received subsequent to May 31, 2007 (note 7), the anticipated partial repayment of funds loaned to Minanca Minera Nanguipa, Compania Anonima (“Minanca”) (Note 3) and further targeted equity financing will be sufficient to fund the Company’s operations through May 31, 2008.  The Company is seeking equity financing in the range of $4,000,000 to $6,000,000 to provide for the capital required to fund exploration activities over the next twelve months.  During the quarter ended May 31 2007, the Company received $1,000,000, being partial repayment of the funds lent by the Company to Minanca. During the quarter ended August 31 2007, the Company anticipates receipt of $1,000,000 to $1,500,000, as further partial loan repayment from Minanca. Minanca is in the process of completing the sale of gold and silver. In the event that the Company is unsuccessful in raising additional capital in a timely manner and / or non-receipt of funds from Minanca, it will have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

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

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 8

De Beira Goldfields Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2007

(Unaudited interim financial statements)

2.

Summary of Significant Accounting Policies (continued)

c)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company did not have any dilutive securities outstanding for the period ended May 31, 2006. For the period ended May 31, 2007 the effect of the 1,250,000 outstanding warrants would have been anti-dilutive, and therefore were not included in the calculation.

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

f)

Deferred Acquisition Costs

The Company capitalizes deposits paid during the acquisition of equity interests as deferred acquisition costs.  Deferred acquisition costs are recorded at cost and are included in the purchase price of the equity interest once the acquisition has been consummated.  Management believes no impairment of deferred acquisition costs exists as of May 31, 2007.

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

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 9

De Beira Goldfields Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2007

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

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 10

De Beira Goldfields Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2007

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

On June 16, 2006, the Company paid $400,000 as per the terms of the agreement and provided a loan advance of $100,000 to Minanca.  As of May 31, 2007, the Company has recorded the $400,000 as deferred acquisition costs pending the final settlement of the agreement.

Under the terms of the acquisition agreement and pursuant to settlement of the acquisition, the Company was obligated to pay loan advances of $7,000,000 to Minanca as follows:

i.

$1,500,000 within 15 days of settlement of the acquisition transaction for upgrade expenditures on the Property (paid in full);

ii.

$400,000 by July 31, 2006 for upgrades to the Property (paid in full);

iii.

$1,375,000 by October 2, 2006 to be paid for existing debt owed by Minanca (paid in full); and

iv.

The balance of $3,725,000 for exploration expenditures on the Property to be paid equally over a period of 5 months beginning September 1, 2006 (the total amount has been paid in full).

As of May 31, 2007 the loan advances equalled $6,100,000. ($1,000,000 was repaid during the quarter). Minanca is to undertake to grant a mortgage of all its assets to the Company as security against the loan advances noted above. The loan advances do not bear interest and are due on demand; however the loan advances are to be repaid only from cash surpluses generated from production by Minanca and are therefore classified as non-current assets at May 31, 2007. Repayment of the loan advances rank in priority ahead of any dividend or distribution payments to shareholders of Minanca. As of May 31, 2007, management believes no impairment of the loan advances exist.

Minanca is to appoint the Company as the joint operator of the Property and the Company is to be responsible for keeping the Property and all permits in good standing during the term of the formal agreement.

As of July 13, 2007, the issuance of the 10,000,000 restricted common shares by the Company has not been completed.  Therefore, the agreement remains unconsummated.

4.

Related Party Transactions

a)

Included in management fees during the three and nine months ended May 31, 2007 are $12,264 and $35,518, respectively for services provided by the President and director of the Company ($5,638 for the three and nine months ended May 31, 2006) and $12,311 and $35,599, respectively (nil for the three and nine months ended May 31, 2006), for services provided by the chairman of the Company. As of May 31, 2007, the Company has $8,196 owing for professional services provided by the President and director of the Company, and $4,098 owing for professional fees provided by the chairman of the Company. During the three and nine month period ended May 31, 2006 the Company recognized a total of $1,500 and $4,500, respectively, for donated services at $500 per month and $750 and $2,250, respectively, for donated rent at $250 per month provided by the former President of the Company.

b)

Included in professional fees during the three and nine months ended May 31, 2007 are $34,316 and $74,652, respectively (nil for the three and nine months ended May 31, 2006) for consulting fees for administration, office rent, accounting and company secretarial services provided by a company in which the president and director and the chairman are directors and shareholders. As of May 31, 2007, the Company has $20,063 owing for services provided under this agreement.

c)

On March 12, 2007 the Company received loan proceeds of $273,878 (AUD350,000) from an entity associated with the Company’s chairman.  This loan was repaid with 8% simple interest on May 10, 2007.

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 11

De Beira Goldfields Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2007

(Unaudited interim financial statements)

d)

On April 16, 2007 the Company received loan proceeds of $125,000 from a company in which the president and chairman are directors and shareholders. This loan was repaid with 8% simple interest on May 10, 2007.

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

The additional interest is to be acquired upon the earlier of completing a bankable feasibility study or spending a further $12 million, both within a period of no more than 3 years from the time of the election. The Company may not withdraw from the agreement after the start of the Option Period until it either incurs $1 million in exploration expenditures or pays $1 million to the Goldplata Group.  Through May 31, 2007, $1,760,000 of exploration expenditures have been paid by the Company and recorded as mineral property and exploration costs on the statement of operations.  A further $280,000 has been paid through July 13, 2007.

b)

Peruvian Gold / Silver Projects

On July 5, 2006, the Company entered into agreements with the Goldplata Group to acquire an interest of up to 70% in the Condoroma and Suyckutambo Projects in Peru. The Company was granted an option to acquire up to a 70% interest in each of these two projects on identical terms. The agreements allow the Company to acquire an initial interest of 65% by sole funding $4 million in exploration expenditures within a 3 year period (the “Option Period”).  The Option Period commenced on August 4, 2006.  After acquiring 65%, the Company has 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. The additional interest is to be acquired upon the earlier of completing a bankable feasibility study or spending a further $6 million, both within a period of no more than 3 years from the time of the election.  The Company may not withdraw from the agreement after the start of the Option Period until it either incurs $0.5 million in exploration expenditures or pays $0.5 million to the Goldplata Group.  Through May 31, 2007, $610,000 of exploration expenditures have been paid by the Company on the Condoroma & Suyckutambo projects and recorded as mineral property and exploration costs on the statement of operations.  A further $500,000 in exploration expenditures has been paid through July 13, 2007.

c)

Acandi Project

On October 19, 2006, the Company entered into a preliminary agreement in association with the Goldplata Group to earn an 80% interest in the Acandi copper / gold project in North East Colombia, near the Panama border, by sole funding exploration expenditures and making cash payments to the present beneficial holder of the project interest.  During the three months ended November 30, 2006, $330,000 was spent on the project for a signing fee, mineral licence issue fee and a limited amount of exploration work. Through May 31, 2007, $175,000 of exploration expenditure has been paid by the Company. No further payments have been made through July 13, 2007 and a formal legal agreement has not yet been completed in relation to this project.

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

1 January 2007

$150,000

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 12

De Beira Goldfields Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2007

(Unaudited interim financial statements)

1 June 2007

$150,000

I January 2008

$250,000

1 June 2008

$250,000

I January 2009

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

b)

Warrants

As of May 31, 2007, the Company had 1,250,000 common share purchase warrants outstanding.  The weighted average exercise price for the outstanding warrants is $2.50 and the weighted average life as of May 31, 2007 is one year and three months.  No warrants were exercised or cancelled during the period ended May 31, 2007.

7.

Other Loans and Borrowings

On March 9, 2007 the Company received loan proceeds of $240,000 from an unrelated third party. This balance was outstanding at May 31, 2007.

Subsequent to quarter end, on June 14, 2007 the Company received loan proceeds of $96,239 from an entity associated with the Company’s chairman.  Also on July 2, 2007 the Company received loan proceeds of $500,000 from an unrelated third party which has been used for exploration expenditure in Peru. All of these loans are unsecured and bear a simple interest of 8% per annum with no fixed repayment date but the understanding with the lenders is that the loans will be repaid from the proceeds of equity financings and / or the repayment of amounts lent to Minanca.

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 13

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

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 14

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

The additional interest is to be acquired upon the earlier of completing a bankable feasibility study or spending a further $12 million, both within a period of no more than 3 years from the time of the election.  De Beira may not withdraw from the agreement after the start of the Option Period until it either incurs $1 million in exploration expenditure or pays $1 million to the Goldplata Group.  $1,760,000 was incurred in exploration expenditures up to May 31, 2007, and a further $280,000 has been paid through July 16, 2007.

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 15

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

Location and Access

The Titiribi mining district, population of approximately 15,000 people, is located ca. 70 kilometres southwest of Medellín in the Department of Antioquia, on the northwestern margin of Colombia’s Central Cordillera.  Access is by well-maintained paved road from Medellín to the historic town of Titiribi.  From Titiribi to the project area access is by fair gravel roads, and the use of 4WD is required due to the road being steep in places.

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

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 16

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

All of the above loan payments had been made as at May 31, 2007.

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

A formal agreement was executed by both parties on July 10, 2006 and in conjunction with the signing of the agreement, De Beira provided Emco with a $100,000 deposit.  The issue of 10,000,000 restricted common shares has not been completed as of July 16, 2007 and the acquisition agreement remains unconsummated.  See Exhibit 10.4 – Share Sale Agreement for more details.

Minanca is a private company, registered under the laws of Ecuador.  Minanca’s head office is located at the town of Portovelo.

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 17

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

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 18

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

D.  Condoroma and Suyckutambo Projects - Peru Property

On July 5, 2006, De Beira entered into agreements with the Goldplata Group to acquire an interest of up to 70% in the Condoroma and Suyckutambo Projects in Peru, which are prospective for gold and silver.  De Beira was granted an option to acquire up to 70% interest in each of these two projects on identical terms.  The agreements allow De Beira to acquire an initial interest of 65% by sole funding $4 million in exploration expenditures within a 3 year period (the “Option Period”).  The Option Period commenced on August 4, 2006.  After acquiring 65%, De Beira has 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%.  The additional interest is to be acquired upon the earlier of completing a bankable feasibility study or spending a further $6 million, both within a period of no more than 3 years from the time of the election.  De Beira may not withdraw from the agreement after the start of the Option Period until it either incurs $500,000 in exploration expenditures or pays $500,000 to the Goldplata Group.  $610,000 has been incurred in exploration expenditures to May 31, 2007 and a further $500,000 has been paid in exploration expenditures through July 16, 2007.

Location and Access to Suyckutambo

The Suyckutambo Project area is accessed via road and is located approximately 20 kilometres from the town of Caylloma in the district and province of Caylloma.  Caylloma is approximately 220 kilometres from the large regional centre of Arequipa, in Southern Peru and approximately 150 kilometres from the border with Bolivia.

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

Condoroma

The Condoroma Project area is accessed via road and is located approximately 205km from Arequipa and 15km from the town of Caylloma in the district and province of Caylloma (approximately 5kms from the Suyckutambo Project area).

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 19

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

E.  Acandi Copper / Gold Project - Colombia

On October 19, 2006, the Company entered into an arrangement to earn an 80% interest in the Acandi copper / gold project in North East Colombia, near the Panama border, by sole funding exploration expenditure and making cash payments to the present beneficial holder of the project interest.  $505,000 has been incurred in exploration expenditures to May 31, 2007 with no additional payments made through July 16, 2007.  A formal legal agreement has not yet been completed in relation to this project.  Whilst the Company has not finalised its position with respect to this project, it may in the near term resolve to dispose of its interest in order to focus on its other existing projects.  The Company has commenced negotiations for the disposal of interest in this project and management expects the disposal terms are likely to include a reimbursement of the Company’s expenditure on the project, plus a free carried project interest.

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

As of May 31, 2007, De Beira had cash and cash equivalents of $285,355.  Management believes that existing cash on hand, $596,239 loan funds received subsequent to May 31, 2007 (note 7), the anticipated partial repayment of funds lent to Ecuadorian company, Minanca and further targeted equity financing will be sufficient to fund De Beira’s overheads through May 31, 2008.  De Beira is seeking equity financing of up to an additional $4,000,000 to $6,000,000 to provide for the capital required to fund activities of certain acquisitions discussed in Notes 3 and 5 of the financial statements above, and in Management’s Discussion and Analysis.

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 20

During the quarter ended May 31, 2007, the Company received $1,000,000, being partial repayment of the funds lent by the Company to Minanca. Management of Minanca has informed De Beira that Minanca anticipates making a further partial loan repayment of $1,000,000 to $1,500,000 during the quarter ending 31 August, 2007. There is no assurance that De Beira will be able to consummate the contemplated financing.  If De Beira is unsuccessful in raising additional capital in a timely manner, it will have a material adverse affect on De Beira’s liquidity, financial condition and business prospects.

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

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 21

Comparison of the Three and Nine Month Periods Ended May 31, 2007 and 2006

Results of Operations

De Beira incurred a net loss of $1,300,970 and $3,356,174, respectively, for the three and nine months ended May 31, 2007 compared to $75,199 and $90,919, respectively, for the three and nine months ended May 31, 2006.  The main factors contributing to the increased net loss was mineral property and exploration costs of $1,044,956 and $2,861,894 respectively and expenditures of $53,892 and $155,161, respectively, for professional fees and expenditures of $91,992 and $161,933 respectively, for management fees for the three and nine months ended May 31, 2007 compared to nil and nil, respectively, for mineral property and exploration costs and professional fees and $5,638 and $5,638, respectively for management fees for the same three and nine month periods in the prior year, as De Beira commenced putting into practice its vision of acquiring undervalued mineral properties in South America.

Liquidity and Capital Resources

De Beira’s capital resources have been limited.  De Beira currently does not generate any revenue from its business operations to be profitable, and to date has primarily relied on the issue of common shares for working capital for its business operations.

De Beira had cash of $285,355 and a working capital deficit of $52,003 at May 31, 2007.  During the three and nine month period ended May 31, 2007 De Beira received interest income of $2,963 and $19,126, respectively, compared to nil for both the three and nine month periods ended May 31, 2006.

For the nine months ended May 31, 2007, De Beira invested $5,100,000 in loan advances to Minanca (of which 1,000,000 was repaid during the quarter) and raised $6,106,000 from the sale of its common shares.

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

Contingencies and Commitments

De Beira has no contingencies or long-term commitments.  However, under the terms of the agreement pursuant to which it is acquiring an interest in the Titiribi Project in Colombia, it is obliged to spend a minimum of $1,000,000 on exploration activities before it can withdraw from the arrangement.  As at May 31, 2007 this commitment has been met.  Similarly, for each of the Condoroma and Suyckutambo projects in Peru, De Beira is obliged to spend a minimum of $500,000 on exploration activities before it can withdraw from the arrangement.

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

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 22

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

Uncertainties Relating To Forward-Looking Statements

This Form 10-QSB Quarterly Report for the three month period ended May 31, 2007, including the management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Quarterly Report contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other United States federal securities laws.  Certain information contained or incorporated by reference in this Quarterly Report, including the information set forth as to the future financial or operating performance of De Beira, constitutes “forward-looking statements”.  These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements.  All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about De Beira’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

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

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 23

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs.  Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for De Beira’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain directors, officers and consultants; changes in customer requirements; and/or evolving industry standards; and other factors described in De Beira’s filings with the Securities and Exchange Commission.  The results that De Beira achieves may differ materially from any forward-looking statements due to these risks and uncertainties.  The forward-looking statements in this Form 10-QSB for the three month period ended May 31, 2007, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

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

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) De Beira did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) De Beira did not sell any unregistered equity securities.

Item 3.  Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of De Beira.  Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the third quarter of the fiscal year covered by this report.

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

Filed
14	Financial Code of Ethics filed as an Exhibit to De Beira’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 25

Exhibit	Description	Status
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, De Beira Goldfields Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

DE BEIRA GOLDFIELDS INC.

/s/ Reg Gillard

Dated:

July 16, 2007

By:

Name:

Reg Gillard

Title:

CEO, President and Director

(Principal Executive Officer)

/s/ Susmit Shah

Dated:

July 16, 2007

By:

Name:

Susmit Shah

Title:

CFO

(Principal Financial Officer)

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 26

Exhibit 31

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 27

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

Date:  July 16, 2007

/s/ Reg Gillard

Reg Gillard
Chief Executive Officer

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 28

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

Date:  July 16, 2007

/s/ Susmit Shah

Susmit Shah
Chief Financial Officer

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 29

Exhibit 32

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 30

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of De Beira Goldfields Inc. (the “Company”) on Form 10-QSB for the period ending May 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Reg Gillard, President, Chief Executive Officer of the Company and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Reg Gillard

Reg Gillard
Chief Executive Officer
July 16, 2007

De Beira Goldfields Inc.	Form 10-QSB – Q3	Page 31

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of De Beira Goldfields Inc. (the “Company”) on Form 10-QSB for the period ending May 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Susmit Shah, Chief Financial Officer, Treasurer, and Corporate Secretary of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Susmit Shah

Susmit Shah
Chief Financial Officer
July 16, 2007