Form 10-K
period 2007-08-31
De Beira Goldfields Inc.
filed 2009-07-28
CIK 1345756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________
Commission file number  000-51707

DE BEIRA GOLDFIELDS INC.
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
30 Ledgar Road, Balcatta, Western Australia	6021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  011-61-89-240-2836

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[    ] Yes         [ X ]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                                                              [    ] Yes         [ X ]  No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those sections.

Page - 1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [    ] Yes         [ X ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[    ] Yes         [ X ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

 Larger accelerated filer                                                [     ]                                                                                                                                                               Accelerated filer                                             [     ]
 Non-accelerated filer                                                     [     ]  (Do not check if a smaller reporting company)                                                                           Smaller reporting company                         [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ X ] Yes         [    ]  No

The aggregate market value of the common stock of the registrant held by non-affiliates as of February 28, 2009 the last business day of the registrant’s most recently completed second fiscal quarter based on the closing sale price of the registrant’s common stock on that date as reported on the Over the Counter Bulletin Board was $1,682,213 (37,382,500 X $0.045).

There were 59,696,785 shares of common stock outstanding on June 25, 2009.

Documents incorporated by reference:  Exhibit 3.1 (Articles of Incorporation) filed on December 12, 2005 as an Exhibit to De Beira’s Form SB-2 (Registration Statement); Exhibit 3.2 (By-laws) filed on December 12, 2005 as an Exhibit to De Beira’s Form SB-2 (Registration Statement); Exhibit 10.1 (Management Agreement) filed on May 10, 2006 as an Exhibit to De Beira’s Form 8-K (Current Report); Exhibit 10.2 (Letter of Understanding) filed on May 25, 2006 as an Exhibit to De Beira’s Form 8-K (Current Report); Exhibit 10.3 (Letter Agreement) filed on June 29, 2006 as an Exhibit to De Beira’s Form 8-K (Current Report); Exhibit 10.4 (Share Sale Agreement) filed on July 17, 2006 as an Exhibit to De Beira’s Form 8-K (Current Report); and Exhibit 14.1 (Financial Code of Ethics) filed on December 12, 2005 as an Exhibit to De Beira’s Form SB-2 (Registration Statement.)

Page - 2

TABLE OF CONTENTS
PART I

Item 1. Business .............................................................................................................................................................................	4
Item 1A. Risk Factors ...................................................................................................................................................................	10
Item 1B. Unresolved Staff Comments .........................................................................................................................................	10
Item 2. Properties ...........................................................................................................................................................................	10
Item 3. Legal Proceedings ............................................................................................................................................................	10
Item 4. Submission of Matters to a Vote of Security Holders ................................................................................................	10

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities ..........................................................................................................................................................................	10
Item 6. Selected Financial Data....................................................................................................................................................	16
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ............................	16
Item 7A. Quantitative and Qualitative Disclosure About Market Risk ..............................................................................	18
Item 8. Financial Statements and Supplementary Data ..........................................................................................................	18
Balance Sheets ...........................................................................................................................................................................	F - 2
Statements of Operations .........................................................................................................................................................	F - 3
Statements of Cash Flows .........................................................................................................................................................	F - 4
Statements of Stockholders’ Equity (Deficit) .......................................................................................................................	F - 5
Notes to the Financial Statements ..........................................................................................................................................	F - 6
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...........................	19
Item 9A. Controls and Procedures ..............................................................................................................................................	19
Item 9B. Other Information ..........................................................................................................................................................	20

PART III

Item 10. Directors, Executive Officers and Corporate Governance ......................................................................................	21
Item 11. Executive Compensation ................................................................................................................................................	23
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters ................	24
Item 13. Certain Relationships and Related Transactions and Director Independence ....................................................	24
Item 14. Principal and Accountant Fees and Services .............................................................................................................	25

PART IV

Item 15. Exhibits, Financial Statement Schedules ....................................................................................................................	26

SIGNATURES

EXHIBIT INDEX

Page - 3

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended August 31, 2007, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-K and De Beira disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. De Beira may, from time to time, make oral forward-looking statements.  De Beira strongly advises that the above paragraphs and the risk factors described in this Annual Report and in De Beira’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of De Beira to materially differ from those in the oral forward-looking statements.  De Beira disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

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

On May 9, 2006, De Beira signed a letter of understanding with Goldplata Corporation Limited, Goldplata Resources, Inc., and Goldplata Resources Sucursal Columbia (the “Goldplata Group”) to acquire up to a 70% interest in the Titiribi Gold / Copper project in Colombia, South America (the “Colombia Property”).  See Exhibit 10.2 – Letter of Understanding for more details. On January 11, 2008 the Company entered into an agreement with an Australian publicly listed company, Windy Knob Resources Ltd (“Windy Knob”) to assign its interests in the Titiribi project for cash proceeds of $1 million, of which $790,000 was paid to the Goldplata Group for reimbursement of exploration expenditures paid on behalf of De Beira, and $210,000 which was paid directly to De Beira.  In addition to this, De Beira received 3,250,000 shares of Windy Knob common stock, which were sold on May 23, 2008 for cash proceeds of $250,047.

Page - 4

Also, on June 15, 2006, De Beira entered into an agreement with Emco Corporation (“Emco”) to acquire an 80% interest in Minanca Minera Nanguipa, Compañía Anónima (“Minanca”), subject to certain conditions.  Minanca owns certain mineral exploration property, including plant and equipment, in Ecuador, South America (the “Ecuador Property”).  See Exhibit 10.4 – Share Sale Agreement for more details. However, on December 9, 2007 De Beira entered into an agreement with Emco to cancel the previously executed acquisition agreement, as the Company concluded that it is not presently in its best interests to settle the acquisition.

On July 5, 2006, De Beira entered into agreements with the Goldplata Group to acquire an interest of up to 70% in the Condoroma and Suyckutambo Projects in Peru, South America (the “Peru Property”), which are prospective for gold and silver.  In September 2007 De Beira withdrew from the Condoroma and Suyckutambo Projects, as it became apparent that De Beira and the permit holder, the Goldplata Group, had different philosophies about how the projects should be further explored and developed.

On October 19, 2006, the Company entered into a preliminary agreement in association with the Goldplata Group to earn an 80% interest in the Acandi copper / gold project in North East Colombia, near the Panama border, by sole funding exploration expenditures and making cash payments to the present beneficial holder of the project interest.  In September 2007, the Company withdrew from the Acandi project for the same reasons it withdrew form the Peru properties and there are no residual rights or financial obligations.

De Beira has an authorized capital of 75,000,000 shares of common stock with a par value of $0.001 per share with 59,696,785 shares of common stock currently issued and outstanding.

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

As a consequence of the Company’s withdrawal from the Minanca acquisition in Ecuador, the Colombian Projects (Titiribi and Acandi) and the Peruvian Projects (Condoroma and Suyckutambo) the Company has no project interests as at the date of this report. A small number of interesting projects are presently being reviewed, but it is too early to say whether they may be considered appropriate for acquisition.

Management’s objective is to recapitalize De Beira, raise new capital and seek new investment opportunities in the mineral sector. Management believes that its worldwide industry contacts will make it possible to identify and assess new projects for acquisition purposes.

Additionally, De Beira’s is seeking a viable business opportunity through acquisition, merger or other suitable business combination method.

De Beira will attempt to locate and negotiate with a target business for the merger of a target business into De Beira.  In certain instances, a target business may want to become a subsidiary of De Beira or may want to contribute assets to De Beira rather than merge.  It is anticipated that management will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of De Beira’s existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with De Beira.  No assurance can be given that De Beira will be successful in finding or acquiring a viable target business.  Furthermore, no assurance can be given that any business opportunity, which does occur, will be on terms that are favorable to De Beira or its current stockholders.

Page - 5

A target business, if any, which may be interested in a business combination with De Beira may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company that is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company that wants to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company that believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company that wants to gain an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

Management believes that there are perceived benefits to being a reporting company with a class of publicly-registered securities.  These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

De Beira anticipates that the target businesses or business opportunities presented to it will (1) either be in the  process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (2) experiencing financial or operating difficulties; (3) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (4) or other similar characteristics.  De Beira intends to concentrate its acquisition efforts on properties or businesses that management believes to be undervalued or that management believes may realize a substantial benefit from being publicly owned.  Given the above factors, investors should expect that any target business or business opportunity may have little or no operating history, or a history of losses or low profitability.

De Beira does not propose to restrict its search for business opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources.  This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.  De Beira’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.  However, management believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination.  One or more attractive business opportunities may choose to forego the possibility of a business combination with De Beira, rather than incur the expenses associated with preparing audited financial statements.

Management, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing De Beira’s business purposes.  Outside consultants or advisors may be utilized by De Beira to assist in the search for qualified target companies.  If De Beira does retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as De Beira has no cash assets with which to pay such obligation.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution.  The analysis of new business opportunities will be undertaken by, or under the supervision of De Beira’s officers and directors, who are not professional business analysts.  In analyzing prospective business opportunities, management may consider such matters as:

• the available technical, financial and managerial resources;
• working capital and other financial requirements; history of operations, if any;
• prospects for the future;
• nature of present and expected competition;
• the quality and experience of management services which may be available and the depth of that management
• the potential for further research, development, or exploration
• specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
• the potential for growth or expansion;
• the potential for profit; and
• the perceived public recognition or acceptance of products, services, or trades; name identification.

A target business may have an agreement with a consultant or advisor, providing that services of the consultant or advisor be continued after any business combination.  Additionally, a target business may be presented to De Beira only on the condition that the services of a consultant or advisor be continued after a merger or acquisition.  Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

Page - 6

In implementing a structure for a particular target business acquisition, De Beira may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.  De Beira may also acquire stock or assets of an existing business.  Depending upon the nature of the transaction, the current officers and directors of De Beira may resign their management and board positions with De Beira in connection with a change of control or acquisition of a business opportunity and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws.  In some circumstances however, as a negotiated element of its transaction, De Beira may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.  If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after De Beira has entered into an agreement for a business combination or has consummated a business combination.  The issuance of additional securities and their potential sale into De Beira’s trading market may depress the market value of De Beira’s securities in the future.

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of De Beira that the target business stockholder would acquire in exchange for their shareholdings in the target business.  Depending upon, among other things, the target business’s assets and liabilities, De Beira’s shareholders will in all likelihood hold a substantially lesser percentage ownership interest in De Beira following any merger or acquisition.  Any merger or acquisition effected by De Beira can be expected to have a significant dilutive effect on the percentage of shares held by De Beira’s shareholders at that time.

At the present time, management has not identified any target business or business opportunity that it plans to pursue, nor has De Beira reached any agreement or definitive understanding with any person concerning an acquisition or a business combination.  When any such agreement is reached or other material fact occurs, De Beira will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K.  Persons reading this Form 10-K are advised to determine if De Beira has subsequently filed a Form 8-K.

Management anticipates that the selection of a business opportunity in which to participate will be complex and without certainty of success.  Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation.  Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for stockholder’s investments.  Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Property Interests

The following is a summary of principal property interests that De Beira has been associated with since its inception, segregated by the operations on De Beira’s claims.  De Beira does not have any assets or mineral properties that are currently in production or contain a reserve.

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

The additional interest is to be acquired upon the earlier of completing a bankable feasibility study or spending a further $12 million, both within a period of no more than 3 years from the time of the election.  De Beira may not withdraw from the agreement after the start of the Option Period until it either incurs $1 million in exploration expenditure or pays $1 million to the Goldplata Group.  Through August 31, 2007 and up to the date of this report $2,040,000 of exploration expenditures have been paid by the Company and recorded as mineral property and exploration costs on the statement of operations. A further $790,000 has been paid to Goldplata up to the date of this report (see below).

Page - 7

On January 11, 2008 the Company entered into an agreement with an Australian public listed company, Windy Knob Resources Limited (“Windy Knob”) to assign its interests in the Titiribi Gold/Copper Project for cash proceeds of $1 million being reimbursement of exploration expenditures and 3,250,000 shares in Windy Knob. The terms of the agreement are as follows:

i.	payment of $250,000 to Goldplata on behalf of De Beira to satisfy outstanding cash call requirements (this has been paid at the date of this report);
ii.	payment of $540,000 to Goldplata on behalf of De Beira to satisfy outstanding cash calls at the completion of due diligence by Windy Knob (this has been paid at the date of this report); and
iii.	payment of $210,000 direct to De Beira at the completion of due diligence by Windy Knob (this was received on February 4, 2008).

The 3,250,000 shares in Windy Knob were allotted on April 16, 2008 and sold on May 23, 2008 for cash proceeds of $250,047.

B.  Minanca Project - Ecuador Property

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

Under the terms of the agreement and pursuant to settlement of the acquisition, the Company had been obligated to pay loan advances of $7,000,000 to Minanca as follows:

i.	$1,500,000 within 15 days of settlement of the acquisition transaction for upgrade expenditures on the Property (paid in full);

ii.	$400,000 by July 31, 2006 for upgrades to the Property (paid in full);

iii.	$1,375,000 by October 2, 2006 to be paid for existing debt owed by Minanca (paid in full); and

iv.
The balance of $3,725,000 for exploration expenditures on the Property to be paid equally over a period of 5 months beginning September 1, 2006 with the final payment due on January 1, 2007 (the total amount has been paid in full).

As of August 31, 2007 the loan advances equalled $6,100,000 ($1,000,000 was repaid during the year). However, this amount has been fully provided against as at August 31, 2007. Minanca has undertaken to grant a mortgage of all its assets to the Company as security against the loan advances noted above; however, this has not yet occurred. Repayment of the loan advances rank in priority ahead of any dividend or distribution payments to shareholders of Minanca.

A formal agreement was executed by both parties on July 10, 2006 and in conjunction with the signing of the agreement, De Beira provided Emco with a $100,000 deposit.  The issue of 10,000,000 restricted common shares was not completed.  See Exhibit 10.4 – Share Sale Agreement for more details.

On December 9, 2007 the Company entered into an agreement with Emco to rescind the acquisition by De Beira of an 80% interest in Minanca as the Company concluded that it is not presently in its best interests to settle the acquisition. As a consequence, neither party has any further rights or obligations to each other, except that Minanca remains indebted to De Beira for an amount of $6,100,000 which it had agreed to pay as follows:

  i.          payment of US$250,000 to De Beira by close of business on Friday, 14 December 2007;
 ii.          payment of US$1,750,000 to De Beira within 21 days of the execution of the agreement; and
iii.          payment of the remainder of the loan balance in accordance with the provisions of the June 2006 agreement (which provided for loan repayment from cash surpluses from the sale of mineral products) or as otherwise agreed between the parties.

Page - 8

As at the date of this report, the repayments have not been made and as stated above, the loan has been fully provided against, however management continues to seek recovery of all or part of the loan.

On June 16, 2006, the Company paid $400,000 as per the terms of the agreement and provided a loan advance of $100,000 to Minanca.  Prior to August 31, 2007, the Company had recorded the $400,000 as deferred acquisition costs pending the final settlement of the agreement, however this amount has been expensed to the income statement during the quarter ended August 31, 2007 as a result of the agreement entered into on December 9, 2007 by the Company with Emco to rescind the agreement, see below.

C.  Condoroma and Suyckutambo Projects - Peru Property

On July 5, 2006, De Beira entered into agreements with the Goldplata Group to acquire an interest of up to 70% in the Condoroma and Suyckutambo Projects in Peru, which are prospective for gold and silver.  De Beira was granted an option to acquire up to 70% interest in each of these two projects on identical terms.  The agreements allowed De Beira to acquire an initial interest of 65% by sole funding $4 million in exploration expenditures within a 3 year period (the “Option Period”).  The Option Period commenced on August 4, 2006.  After acquiring 65%, De Beira has 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%.  The additional interest is to be acquired upon the earlier of completing a bankable feasibility study or spending a further $6 million, both within a period of no more than 3 years from the time of the election.  De Beira may not withdraw from the agreement after the start of the Option Period until it either incurs $500,000 in exploration expenditures or pays $500,000 to the Goldplata Group.  Through August 31, 2007 and up to the date of this report a total of $1,110,000 of exploration expenditures have been paid by the Company and recorded as mineral property and exploration costs on the statement of operations. In September 2007, De Beira decided to withdraw from the Condoroma and Suyckutambo Projects as it became apparent that De Beira and the permit holders, the Goldplata Group, had different philosophies about how the projects should be further explored and developed.  De Beira favored a measured approach, with a focus on further exploration to maximize the resource potential whereas the Goldplata Group favored a short term development and production strategy.

D.  Acandi Project

On October 19, 2006, the Company entered into a preliminary agreement in association with the Goldplata Group to earn an 80% interest in the Acandi copper / gold project in North East Colombia, near the Panama border, by sole funding exploration expenditures and making cash payments to the present beneficial holder of the project interest.  Through August 31, 2007, $525,000 of exploration expenditures have been paid by the Company. In September 2007, the Company withdrew from the Acandi project and there are no residual rights or financial obligations.

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

Page - 9

Government Controls and Regulations

De Beira is not subject to any government controls or regulations as the Company has no interests in any mineral projects.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

De Beira currently does not own any patents or trade marks.  Also, De Beira is not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.

Number of Total Employees and Number of Full Time Employees

Through June 2007, De Beira had only one paid employee, although there are no employees at the present time.  De Beira intends to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on its claims.

Item 1A .  Risk Factors

De Beira is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.  Unresolved Staff Comments.

De Beira is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.                      Description of Property.

As at the date of this report De Beira does not own any mineral properties or mineral property interests.

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

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information

De Beira’s shares of common stock have been quoted on the NASD OTC Bulletin Board since March 8, 2006 under the symbol “DBGF.PK”.

Page - 10

The table below gives the high and low bid information for each fiscal quarter De Beira’s common stock has been quoted for the last two fiscal years and for the interim period ended June 25, 2009.  The bid information was obtained from Pink OTC Markets, Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
25 June, 2009	$0.04	$0.031	Pink OTC Markets, Inc.
31 May 2009	$0.041	$0.031	Pink OTC Markets, Inc.
28 February 2009	$0.045	$0.045	Pink OTC Markets, Inc.
30 November 2008	$0.125	$0.041	Pink OTC Markets, Inc.
31 August 2008	$0.135	$0.11	Pink OTC Markets, Inc.
31 May 2008	$0.22	$0.10	Pink OTC Markets, Inc.
29 February 2008	$0.40	$0.21	Pink OTC Markets, Inc.
30 November 2007	$0.72	$0.37	Pink Sheets, LLC
31 August 2007	$1.03	$0.52	Pink Sheets, LLC
31 May 2007	$1.20	$0.76	Pink Sheets, LLC
28 February 2007	$2.04	$1.06	Pink Sheets, LLC
30 November 2006	$2.94	$0.91	Pink Sheets, LLC
31 August 2006 (after a 3 for 2 split on 16 June 2006)	$10.12	$1.15	Pink Sheets, LLC
15 June 2006	$21.99	$5.91	Pink Sheets, LLC
31 May 2006	$5.65	$1.25	Pink Sheets, LLC

(b)           Holders of Record

De Beira has approximately 51 holders of record of De Beira’s common stock as of June 11, 2009 according to a shareholders’ list provided by De Beira’s transfer agent as of that date, which did not include any of the shareholders that were issued shares on June 19, 2009 for De Beira’s February 2009 private placement offering and share for debt offering and its May 2009 share for debt offering.  The number of registered shareholders does not include any estimate by De Beira of the number of beneficial owners of common stock held in street name.  The transfer agent for De Beira’s common stock is Empire Stock Transfer Inc., 2470 St. Rose Parkway, Suite #304, Henderson, Nevada, 89074 and their telephone number is 702-818-5898.

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

On June 5, 2006, the Board of Directors declared a second stock split effected in the form of a stock dividend on the basis of one additional share of common stock being issued for every two shares of common stock outstanding, which was the same effect as a 3:2 forward split. The stock dividend was paid out on June 15, 2006 and was effective June 16, 2006.

(d)           Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

August 2005 – Prior Private Placements

As of August 31, 2005 De Beira had sold 5,875,000 (70,500,000 post split) shares of unregistered securities. All of these 5,875,000 (70,500,000 post split) shares were acquired from De Beira in private placements that were exempt from registration under Regulation S of the Securities Act of 1933 and were sold to Canadian residents.

Page - 11

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

March 2006 – 7:1 Stock Dividend

On March 10, 2006, De Beira's board of directors approved and arranged for a 7:1 forward split of its issued and outstanding shares of common stock.  The record date for the forward split was March 21, 2006 and the payment date for the forward split was March 23, 2006.  On the payment date, registered shareholders as of the record date were issued an additional seven shares of common stock of De Beira for every one share of common stock they owned.  The effective date for the forward split was March 24, 2006 at which time De Beira’s trading price was adjusted by the NASD prior to the opening of the market to give effect to the 7:1 forward split.  All share and per share information included in this Form 10-K and audited financial statements for all periods presented have been adjusted to retroactively reflect the stock splits.

June 2006 - 3:2 Stock dividend

On June 5, 2006, De Beira's board of directors approved and arranged for a 3:2 forward split of its issued and outstanding shares of common stock.  The record date for the forward split was June 13, 2006 and the payment date for the forward split was June 15, 2006.  On the payment date, registered shareholders as of the record date were issued one additional share of common stock of De Beira for every two shares of common stock they owned.  The effective date for the forward split was June 16, 2006 at which time De Beira’s trading price was adjusted by the NASD prior to the opening of the market to give effect to the 3:2 forward split.  All share and per share information included in this Form 10-K and audited financial statements for all periods presented have been adjusted to retroactively reflect the stock splits.

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

Page - 12

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

November 2006 - $0.80 Private Placement Offering

On November 13, 2006, the board of directors authorized the issuance of 1,875,000 restricted shares of common stock at a subscription price of $0.80 per restricted share.  De Beira raised $1,500,000 in cash in this closing, and issued an aggregate 1,875,000 restricted shares of common stock to 2 non-US subscribers outside the United States.

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

January 2007 - $0.80 Private Placement Offering

On January 2, 2007, the board of directors authorized the issuance of 1,687,500 restricted shares of common stock at a subscription price of $0.80 per restricted share.  De Beira raised $1,350,000 in cash in this closing, and issued an aggregate 1,687,500 restricted shares of common stock to 10 non-US subscribers outside the United States.

Page - 13

Also, under this same offering, on January 25, 2007, the board of directors authorized the issuance of an additional 1,500,000 restricted shares of common stock at a subscription price of $0.80 per restricted share.  De Beira raised $1,200,000 in cash in this closing, and issued an aggregate 1,500,000 restricted shares of common stock to 2 non-US subscribers outside the United States.

De Beira set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the 12 non-US subscribers outside the United States in these two closings, De Beira relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that De Beira complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  De Beira received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

February 2007 - $0.80 Private Placement Offering

On February 9, 2007, the board of directors authorized the issuance of 1,250,000 restricted shares of common stock at a subscription price of $0.80 per restricted share.  De Beira raised $1,000,000 in cash in this closing, and issued an aggregate 1,250,000 restricted shares of common stock to one non-US subscribers outside the United States.

Also, under this same offering, on February 28, 2007, the board of directors authorized the issuance of an additional 100,000 restricted shares of common stock at a subscription price of $0.80 per restricted share.  De Beira raised $80,000 in cash in this closing, and issued an aggregate 100,000 restricted shares of common stock to one non-US subscribers outside the United States.

De Beira set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the two non-US subscribers outside the United States in these two closings, De Beira relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that De Beira complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  De Beira received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

February 2009 - $0.01 Private Placement Offering

On February 28, 2009, the board of directors authorized the issuance of 1,600,000 restricted shares of common stock at a subscription price of $0.01 per restricted share.  De Beira raised $16,000 in cash in this closing, and on June 19, 2009 issued an aggregate 1,600,000 restricted shares of common stock to three non-US subscribers outside the United States.

De Beira set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the three non-US subscribers outside the United States in this one closing, De Beira relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that De Beira complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  De Beira received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the resale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Page - 14

February 2009 - $0.01 Shares For Debt Offering

Also, on February 28, 2009, the board of directors approved the settlement of debt for shares at a settlement price of $0.01 per restricted share.   De Beira settled $125,000 in debt in this closing, and on June 19, 2009 issued an aggregate 12,500,000 restricted shares of common stock to four non-US creditors outside the United States.

De Beira set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the four non-US creditors outside the United States in this one closing, De Beira relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that De Beira complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The settlement of debt was not a public offering and was not accompanied by any general advertisement or any general solicitation.  De Beira received from each creditor a completed and signed shares for debt agreement containing certain representations and warranties, including, among others, that (a) the creditor was not a U.S. person, (b) the creditor accepted the shares for debt for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the resale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

May 2009 - $0.01 Shares For Debt Offering

On May 29, 2009, the board of directors approved the settlement of debt for shares at a settlement price of $0.01 per restricted share.   De Beira settled $15,000 in debt in this closing, and on June 19, 2009 issued an aggregate 1,500,000 restricted shares of common stock to two non-US creditors outside the United States.

De Beira set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the two non-US creditors outside the United States in this one closing, De Beira relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that De Beira complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The settlement of debt was not a public offering and was not accompanied by any general advertisement or any general solicitation.  De Beira received from each creditor a completed and signed shares for debt agreement containing certain representations and warranties, including, among others, that (a) the creditor was not a U.S. person, (b) the creditor accepted the shares for debt for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the resale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Except as disclosed above, there are no other outstanding options or warrants to purchase, or securities convertible into, shares of De Beira’s common stock at this time.

(e)           Penny Stock Rules

The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

The shares of De Beira will remain penny stock for the foreseeable future.  The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in De Beira will be subject to rules 15g-1 through 15g-10 of the Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Page - 15

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements;
•	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	contains such other information and is in such form (including language, type, size, and format) as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer:

•	with bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements will have the effect of reducing the trading activity in the secondary market for De Beira’s stock because it will be subject to these penny stock rules.  Therefore, stockholders may have difficulty selling those securities.

Item 6.                      Selected Financial Data

De Beira is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.                      Management’s Discussion and Analysis.

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes to the Financial Statements filed with this Report.

Business Overview

De Beira was incorporated in the State of Nevada on May 28, 2004.  De Beira’s primary business is the acquisition and exploration of mineral resources.  De Beira is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard No. 7 “Accounting and Reporting for Development Stage Enterprises”.

The financial statements for the year ended August 31, 2007 have been prepared assuming De Beira will continue as a going concern.  De Beira has incurred net losses of approximately $10,944,000 for the year ended August 31, 2007.  The report of the independent registered public accounting firm on De Beira’s financial statements as of and for the year ended August 31, 2007 includes a ‘going concern’ explanatory paragraph which means that the accounting firm has expressed substantial doubt about De Beira’s ability to continue as a going concern.  Management’s plans with respect to these matters are described in this section and in its financial statements, and does not include any adjustments that might result from the outcome of this uncertainty.  There is no guarantee that De Beira will be able to raise the funds or raise further capital for the operations planned in the future.

Page - 16

Plan of Operation

Management’s objective is to recapitalize the Company, raise new capital and seek new investment opportunities in the mineral sector. De Beira will continue to identify and assess undervalued mineral properties when capital raisings are completed.  A small number of interesting projects are presently being reviewed, but it is too early to say whether they may be considered appropriate for acquisition.

Results of Operations

De Beira has generated no operating revenues since its inception on May 28, 2004 through the year ended August 31, 2007.  For the year ended August 31, 2007, De Beira had interest income of $20,599 compared to $9,122 for the year ended August 31, 2006.

Total expenses for the year ended August 31, 2007 were $10,941,539 compared to $857,682 for the year ended August 31, 2006.  Expenses were higher in fiscal year 2007 primarily due to increased mineral property and exploration costs ($3,702,039 versus $193,698), the expensing of the deferred acquisition costs previously recorded as an asset ($400,000) and the provision against the Minanca loan ($6,100,000) in the year ended August 31, 2007. Professional fees incurred in the 2007 fiscal year were for corporate promotions and public relations, legal fees, accounting and audit fees.  Mineral property costs were primarily for exploration expenditures at the Minanca, Condoroma & Suyckutambo, and Titiribi and Acandi projects.

Liquidity and Capital Resources

As of August 31, 2007, De Beira had cash and cash equivalents of $39,432 and a working capital deficit of $1,139,819.  During the year ended August 31, 2007, De Beira used approximately $4,200,000 in operating activities.  As previously noted, De Beira is not generating revenues and accordingly has not generated cash flows from operations.  De Beira is uncertain as to when it will produce cash flows from operations to meet operating and capital requirements and will require significant funding from external sources.

De Beira has also invested $5,100,000 in loan advances to Minanca ($1,000,000 was repaid during the year) as per the terms of the purchase agreement for the year ended August 31, 2007.

De Beira received $6,106,000 of cash through private placements of De Beira’s common stock during the year ended August 31, 2007. In addition, De Beira received $594,313 of cash through loans with related parties of which $398,902 was repaid and received $740,000 of cash through a loan with an unrelated third party.

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

Valuation of loan advances

De Beira evaluates loan advances for possible collectibility concerns on a quarterly basis. De Beira considers both the intent or ability of the borrower to repay the loan advances as part of its collectibility analysis. Allowances are recorded against the loan advances in an amount management believes would be adequate to cover estimated losses, based on its evaluation of the collectibility of the loan advances.

Page - 17

Outlook

As of August 31, 2007, De Beira had cash and cash equivalents of $39,432 and a working capital deficit of $1,139,819.  De Beira will need to raise additional capital to execute its business plan of project identification and assessment.  Although the agreement for the acquisition of an 80% interest in Minanca has been cancelled, management continues to seek recovery of all or part of the $6.1 million owed to De Beira on the loan. As mentioned previously, management intends to recapitalize the Company, raise new capital and seek new investment opportunities within the mineral sector. Management believes that its worldwide industry contacts will make it possible to raise capital and identify and assess new projects.

If De Beira does not receive sufficient funding on a timely basis, it could have a material adverse effect on our liquidity, financial condition and business prospects.  Additionally, if De Beira receives funding, it may be on terms that are not favorable to De Beira and its shareholders.

Off-Balance Sheet Arrangements

De Beira does not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No.115 (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  In November 2007, the FASB announced that it would defer the effective date of SFAS No.157 for one year for all non financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109”.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  This interpretation is effective for fiscal years beginning after December 31, 2006.  The Company does not expect adoption of FIN 48 to have a material impact on its financial statements.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

De Beira is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8.                      Financial Statements

De Beira’s financial statements are stated in United States Dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States of America.  See Exhibit A – Financial Statements attached below.

The Report of De Beira’s Independent Registered Public Accounting Firm, GHP Horwath, P.C., on its audited financial statements as of August 31, 2007 and 2006 and for each of the years in the two-year period then ended, and for the period from May 28, 2004 (inception) through August 31, 2007 is included immediately preceding the audited financial statements at the end of this Report.

Page - 18

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a)	Previous independent accountants

(i)
On June 27, 2006, Manning Elliot LLP (“Manning Elliott”) resigned as the independent accountants of De Beira Goldfields Inc.  Manning Elliott resigned due to a change in control of De Beira’s mind and management and location of De Beira’s principal operations, which were not locally based.  Manning Elliott became aware of the change in control subsequent to De Beira’s filing on Form 8-K dated June 13, 2006 announcing the change in control.

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

(iv)
In connection with its audits for the fiscal years August 31, 2005 and 2004, and through June 27, 2006, there were no disagreements with Manning Elliot on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

(b)	Current independent accountants

De Beira engaged GHP Horwath, P.C., as its new independent registered public accounting firm as of August 18, 2006.  During the two years ended August 31, 2005 and 2004 and through August 18, 2006, De Beira did not consult with GHP Horwath, P.C., regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on De Beira’s financial statements; (iii) any written or oral advice that may have been provided to De Beira, which may have been an important factor considered by De Beira in reaching a decision as to the accounting, auditing or financial reporting issue; or (iv) any matter that was the subject of a disagreement or event.

Item 9A.       Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by De Beira’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of De Beira’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2007.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, De Beira’s management concluded, as of the end of the period covered by this report, that De Beira’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was not accumulated or communicated to management to allow timely decisions regarding required disclosure.  In particular, De Beira failed to complete and file its annual report and subsequent quarterly reports in a timely manner.

In June 2009, management implemented the following remediation procedures, subsequent to August 31, 2007, which are intended to remediate the causes of De Beira’s disclosure procedures and controls ineffectiveness:

●	adopted a Disclosure Committee Charter (see Exhibit 99.1 for more details)
●	appointed De Beira’s officers and directors to the Disclosure Committee
●	adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements

Page - 19

Management’s Report on Internal Controls over Financial Reporting

De Beira is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item for its fiscal year ended August 31, 2007.

Changes in Internal Controls

There were no changes in De Beira’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended August 31, 2007, that materially affected, or are reasonably likely to materially affect, De Beira’s internal control over financial reporting.

Subsequent to August 31, 2007, management completed its assessment of De Beira’s internal controls over financial reporting and found the internal controls to be ineffective.  As a result of such assessment, in June 2009 management decided that certain changes to De Beira’s internal controls over financial reporting are required, as discussed above, and those changes should materially affect De Beira’s internal control over financial reporting in the future when implemented.

Also, in June 2009 management made certain changes to De Beira’s disclosure controls and procedures and implemented certain remediation procedures, as discussed above.

Item 9B.  Other Information

During the fourth quarter of the year covered by this Form 10-K, De Beira had no information to be disclosed as required on a Form 8-K that was not disclosed, with the exception of the following:

1.           Heads of Agreement – July 26, 2007

On July 26, 2007, De Beira entered into a Heads of Agreement with Goldplata Resources Peru S.A.C., Goldplata Resources Inc., Golplata Resources Sucursal-Colombia, Goldplata Corporation Limited, and Goldplata Mining International Corporation to amend (1) the Letter of Understanding for the Titiribi Gold/Copper project in Colombia, South America and  (2) the agreements for the Condoroma and Suyckutambo Projects.  The parties agreed to (a) grant De Beira a right to assign its interest in the property agreements subject to the Heads of Agreement, (b) amend the terms of the agreements for the Condoroma and Suyckutambo Projects, and (c) to transfer the rights held by Goldplata Resources Sucursal-Colombia in the Acandi Project to De Beira.  See Exhibit 10.2 – Letter of Understanding and Exhibit 10.5 – Heads of Agreement for more details.

2.           Recession of Letter Agreement – December 9, 2007

On December 9, 2007, De Beira entered into a second letter agreement with Emco Corporation Inc.. S.A. and Minanca Minera Nanguipa, Compania Anonima to rescind the original letter purchase agreement dated June 15, 2006 to cancel the previously executed acquisition agreement, as management concluded that it is not presently in De Beira’s best interests to settle the acquisition.  See Exhibit 10.4 – Share Sale Agreement and Exhibit 10.6 - Letter Agreement for more details.

3.           Deed – January 11, 2008

On January 11, 2008, De Beira entered into a Deed with Windy Knob Resources Limited, Goldplata Mining International Corporation, Goldplata Resources Inc., and Golplata Resources Sucursal-Colombia whereby De Beira to assign De Beira’s interests in the Titiribi project for cash proceeds of $1 million, of which $790,000 was paid to the Goldplata Group for reimbursement of exploration expenditures paid on behalf of De Beira, and $210,000 which was paid directly to De Beira.  In addition to this, De Beira received 3,250,000 shares of Windy Knob common stock, which were sold on May 23, 2008 for cash proceeds of $250,047.  See Exhibit 10.2 – Letter of Understanding and Exhibit 10.7 - Deed for more details.

Page - 20

PART III

Item 10.                      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

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

The names, addresses, ages and positions of De Beira’s present officers and directors are set forth below:

Name and Address	Age	Positions
Reg Gillard 30 Ledgar Road Balcatta, Western Australia, 6021	62	Chief Executive Officer, President, and director
Klaus Eckhof 30 Ledgar Road Balcatta, Western Australia, 6021	50	Chairman
Susmit Shah 30 Ledgar Road Balcatta, Western Australia, 6021	52	Chief Financial Officer, and Treasurer, Corporate Secretary

Reg Gillard BA FCPA FAICD JP ● Mr. Gillard has been a director and the Chief Executive Officer and president of De Beira since April 2006.  Mr Gillard resigned as director, Chief Executive Officer and president on June 1, 2008.  After practicing as an accountant for over 31 years, during which time Mr. Gillard formed and developed a number of service related businesses, Mr. Gillard now focuses on corporate management, corporate governance and the evaluation and acquisition of resource projects.  During the past three years he has also served as a director of the following companies listed on the Australian and Canadian stock exchanges:

Caspian Oil & Gas Limited *
Aspen Group Limited *
Perseus Mining Limited *
Eneabba Gas Limited *	appointed 2 August 2005
Tiger Resources Limited *	appointed 9 December 2005
Lindian Resources Limited *	appointed 30 October 2006
Elemental Minerals Limited	ceased 30 June 2008
Lafayette Mining Limited	ceased 20 June 2008
Moto Goldmines Limited	ceased 17 August 2005
Pioneer Nickel Limited	ceased 13 June 2008

* Current directorships

Klaus Eckhof Dipl. Geol. TU, AusIMM ●  Mr. Eckhof  has been the Chairman of De Beira since May 2006 and was appointed sole director and Chief Executive Officer on June 1, 2008.  Mr. Eckhof is a qualified geologist and a member of the Australian Institute of Mining and Metallurgy.  Mr. Eckhof migrated to Australia in 1988 to work for Mount Edon Gold Mines (Aust) Limited in Australia, Asia and Africa.  Since 1994, Mr. Eckhof has managed his own geological consultancy company and has considerable experience in assessing and acquiring mineral prospects around the world.  During the past three years, Mr. Eckhof has also served as a director of the following listed companies: Moto Goldmines Limited (February 2003 - January 2008), Elemental Minerals Ltd (February 2006 - November 2007), Tiger Resources Ltd (June 2005 to October 2006), Condor Resources Limited (since September 1996), Aurora Gold Inc (July 2004 to May 2007) and African Metals Corporation (since November 2005). Mr Eckhof was appointed a director of Windy Knob Resources Ltd on April 17, 2008.

Page - 21

Susmit Mohanlal Shah CA, Corporate ● Mr. Shah has been the Chief Financial Officer, Treasurer, and Corporate Secretary of De Beira since June 2006.  Mr. Shah is a chartered accountant with over 20 years’ experience.  Over the last 13 years, Mr. Shah has been involved with a diverse range of Australian public listed companies in company secretarial and financial roles.

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

(f)           Nomination Procedure for Directors

De Beira does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  De Beira has not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

(g)           Audit Committee Financial Expert

De Beira does not have a separately-designated standing audit committee. The former president and chief executive officer, Reg Gillard and Susmit Shah, De Beira’s chief financial officer have skills and experience commensurate with an “audit committee financial expert”.

(h)           Identification of Audit Committee

De Beira does not have a separately-designated standing audit committee.  Rather, De Beira’s board of directors performs the required functions of an audit committee.  De Beira’s board of directors is responsible for: (1) selection and oversight of De Beira’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by De Beira’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

(h)           Code of Ethics

De Beira has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14.1 – Code of Ethics for more information.  Also, De Beira’s code of ethics has been posted on its website at www.debeira.com.  De Beira undertakes to provide any person with a copy of its code of ethics free of charge.  Please contact Susmit Shah at 011-61-8-9240-6717 to request a copy of De Beira’s code of ethics.  Management believes De Beira’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Page - 22

Item 11.  Executive Compensation.

De Beira has paid $97,767 in compensation to its named executive officers during its fiscal year ended August 31, 2007.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Reg Gillard CEO and President April 2006 – June 2008	2004 2005 2006 2007	n/a n/a 11,289 49,622	n/a n/a nil nil	n/a n/a nil nil	n/a n/a nil nil	n/a n/a nil nil	n/a n/a nil nil	n/a n/a nil nil	n/a n/a 11,289 49,622
Klaus Eckhof Chairman May 2006 – present	2004 2005 2006 2007	n/a n/a 11,247 48,145	n/a n/a nil nil	n/a n/a nil nil	n/a n/a nil nil	n/a n/a nil nil	n/a n/a nil nil	n/a n/a nil nil	n/a n/a 11,247 48,145
Susmit Shah (1) CFO June 2006 – present	2004 2005 2006 2007	n/a n/a 21,597 87,559	n/a n/a nil nil	n/a n/a nil nil	n/a n/a nil nil	n/a n/a nil nil	n/a n/a nil nil	n/a n/a nil nil	n/a n/a 21,597 87,559
Michele Fronzo (2) CEO May 2004 – April 2006 CFO May 2004 - June 2006	2004 2005 2006 2007	nil nil nil n/a	nil nil nil n/a	nil nil nil n/a	nil nil nil n/a	nil nil nil n/a	nil nil nil n/a	nil nil nil n/a	nil nil nil n/a

 (1)  Administration, accounting and secretarial fees of $87,559 (2006 - $21,597) were paid or payable to Corporate Consultants Pty Ltd, a company in which Mr. Shah is a director and has a beneficial interest.
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

Page - 23

Management Agreement

Pursuant to the terms and conditions of a management agreement, De Beira Goldfields Inc. had retained the services of Reg Gillard for a term of 12 months beginning April 19, 2006 which expired on April 18, 2007. However, the agreement continued and was reviewed on a monthly basis until Mr Gillard’s resignation on 1 June 2008.  See Exhibit 10.2 - Management Agreement for more details.

Item 12.  Security Ownership of Certain Beneficial Holders and Management.

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

Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
shares of common stock	Reg Gillard 30 Ledgar Road Balcatta, Western Australia, 6021	6,000,000	10.05%

[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 59,696,785 shares of common stock issued and outstanding as of June 25, 2009.

Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
shares of common stock	Klaus Eckhof 30 Ledgar Road Balcatta, Western Australia, 6021	714,285	1.20%
shares of common stock	Susmit Shah 30 Ledgar Road Balcatta, Western Australia, 6021	Nil	0%
shares of common stock	Directors and Executive Officers (as a group)	714,285	1.20%
[1] Based on 59,696,785 shares of common stock issued and outstanding as of June 25, 2009.

Changes in Control

De Beira is not aware of any arrangement that may result in a change in control of De Beira.

Item 13.  Certain Relationships and Related Transactions.

(a)           Relationships with Insiders

Since the beginning of De Beira’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which De Beira was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of De Beira’s total assets at year-end for the last three completed fiscal years, except for the following:

Consultant Agreements

On April 6, 2006, De Beira retained the technical services of Corporate & Resource Consultants Pty. Ltd. (“CRC”), a private Australian company, which is owned in part by Reg Gillard, Klaus Eckhof, and Susmit Shah, the officers and director of De Beira.  Initially, CRC was appointed as technical consultant for De Beira, with responsibility for identifying and negotiating the acquisition of interests in prospective copper and gold projects in South America.  It was anticipated that at the conclusion of this phase, CRC would be responsible for the exploration and management of De Beira’s interests in the projects.  However, the parties have agreed that CRC will play no role in the future exploration and management of De Beira’s mineral project interests. No amounts have been paid or are payable to CRC in relation to this agreement for the year ended August 31, 2007 or 2006.

Page - 24

Mr. Gillard, Mr. Eckhof and Mr. Shah are also directors and shareholders of Corporate Consultants Pty Ltd. (“CCPL”).  CCPL provides administration, accounting and company secretarial services to De Beira Goldfields Inc.  Fees paid or payable to CCPL for the year ended August 31, 2007 were $87,559 (2006 - $21,597).

Management Agreement

Pursuant to the terms and conditions of a management agreement, De Beira had retained the services of Reg Gillard for a term of 12 months beginning April 19, 2006 which expired on April 18, 2007. However, the agreement continued and was reviewed on a monthly basis until Mr Gillard’s resignation on June 1, 2008.  De Beira paid Mr. Gillard $5,000 Australian Dollars per month for providing such services and reimbursed Mr. Gillard for any reasonable out-of-pocket expenses that he incurred in fulfilling the terms of this arrangement while he was CEO.  See Exhibit 10.2 - Management Agreement for more details.

(b)           Transactions with Promoters

De Beira’s officers are currently the only promoters of De Beira.  None of the officers have received anything of value from De Beira nor are any of the officers entitled to receive anything of value from De Beira for services provided as a promoter of De Beira.

(c)           Director independence

De Beira’s board of directors currently solely consists of Klaus Eckhof.  Pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, De Beira’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of De Beira or any other individual having a relationship which, in the opinion of De Beira’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from De Beira in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of De Beira’s stock will not preclude a director from being independent.

In applying this definition, De Beira’s board of directors has determined that Mr. Eckhof does not qualify as an “independent director” pursuant to the same Rule.

As of the date of the report, De Beira did not maintain a separately designated compensation, nominating or audit committee.
De Beira has also adopted this definition for the independence of the members of its audit committee.    De Beira’s board of directors has determined that only Mr. Eckhof is not “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

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

2007 - $46,000 - GHP Horwath, P.C.
2006 - $30,000 - GHP Horwath, P.C.
2006 - $2,600 - Manning Elliot – Chartered Accountants

Page - 25

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of De Beira’s financial statements and are not reported in the preceding paragraph:

2007 - $Nil - GHP Horwath, P.C.
2006 - $Nil - GHP Horwath, P.C.

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 - $Nil - GHP Horwath, P.C.
2006 - $Nil - GHP Horwath, P.C.

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

2007 - $Nil - GHP Horwath, P.C.
2006 - $Nil - GHP Horwath, P.C.

(5)           De Beira does not have an audit committee. Therefore De Beira’s Board of Director’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the Board of Director’s pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)           Index to and Description of Exhibits.

Exhibit Description Status
Exhibit A	Audited Financial Statements as of August 31, 2007 and for the year ended August 31, 2007 and 2006, and for the period May 28, 2004 (inception) to August 31, 2007.	Included
3.1	Articles of Incorporation of De Beira Goldfields Inc. filed as an Exhibit to De Beira’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
3.2	By-Laws of De Beira Goldfields Inc. filed as an Exhibit to De Beira’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
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

Filed
10.5
Heads of Agreement dated July 26, 2007 among De Beira Goldfields Inc., Goldplata Resources Peru S.A.C., Goldplata Resources Inc., Golplata Resources Sucursal-Colombia, Goldplata Corporation Limited, and Goldplata Mining International Corporation.

Included
10.6	Letter Agreement dated December 6, 2007 among De Beira Goldfields Inc., Emco Corporation Inc.. S.A. and Minanca Minera Nanguipa, Compania Anonima.	Included
10.7
Deed dated January 11, 2008 among De Beira Goldfields Inc., Windy Knob Resources Limited, Goldplata Mining International Corporation, Goldplata Resources Inc., and Golplata Resources Sucursal-Colombia.

Included
14.1	Financial Code of Ethics filed as an Exhibit to De Beira’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Disclosure Committee Charter.	Included

Page - 26

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, De Beira Goldfields Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

DE BEIRA GOLDFIELDS INC.

By:         /s/ Klaus Eckhof
Name:         Klaus Eckhof
Title:          Director and CEO
Dated:        July 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of De Beira Goldfields Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Klaus Eckhof	President, Chief Executive Officer, and member of the Board of Directors	July 14, 2009
/s/ Susmit Shah	Chief Financial Officer, Principal Financial Officer, Treasurer and Corporate Secretary	July 14, 2009

Page - 27

Exhibit A

Page - 28

De Beira Goldfields Inc.
Financial Statements
Years Ended August 31, 2007 and 2006,
and for the period from May 28, 2004 (Date)
of Inception) through August 31, 2007

Page - 29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
De Beira Goldfields Inc.

We have audited the accompanying balance sheets of De Beira Goldfields Inc. (an Exploration Stage Company) as of August 31, 2007 and 2006, and the related statements of operations, cash flows and stockholders’ equity (deficit)  for each of the years in the two-year period ended August 31, 2007, and for the period from May 28, 2004 (inception) through August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of De Beira Goldfields Inc. as of August 31, 2007 and 2006, and the results of its operations and cash flows for each of the years in the two-year period ended August 31, 2007, and for the period from May 28, 2004 (inception) through August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $10,943,990 for the year ended August 31, 2007, and a deficit accumulated during the exploration stage of $11,808,819 for the period from May 28, 2004 (inception) through August 31, 2007. The Company also has a limited history and no revenue producing operations. These conditions have persisted into 2009 and raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GHP HORWATH, P.C.

Denver, Colorado
June 29, 2009

De Beira Goldfields Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	August 31, 2007 $	August 31, 2006 $
ASSETS
Current Assets
Cash	39,432	1,325,552
Receivables and other assets	20,128	11,539
Total Current Assets	59,560	1,337,091

Non-Current Assets
Deferred acquisition costs (Note 3)	-	400,000
Loan advances (Note 3)	-	2,000,000
Total Non-Current Assets	-	2,400,000
Total Assets	59,560	3,737,091

LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	134,714	16,420
Accrued liabilities, related party (Note 4)	80,499	10,000
Accrued liabilities, other	48,756	12,500
Loans and borrowings, related party (Note 4)	195,410	-
Loans and borrowings (Notes 4 and 7)	740,000	-
Total Liabilities (all current)	1,199,379	38,920

Contingencies and Commitments (Notes 3, 4, 5 and 7)

Stockholders’ (Deficit) Equity (Note 6)
Common stock, $0.001 par value, 75,000,000 shares authorized
44,096,785 (2006: 36,464,285) shares issued and outstanding	44,096	36,464
Additional paid-in capital	10,609,154	4,510,786
Donated capital	15,750	15,750
Deficit accumulated during the exploration stage	(11,808,819)	(864,829)
Total Stockholders’ (Deficit) Equity	(1,139,819)	3,698,171
Total Liabilities and Stockholders’ (Deficit) Equity	59,560	3,737,091

The accompanying notes are an integral part of these financial statements

De Beira Goldfields Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	For the Year Ended August 31, 2007	For the Year Ended August 31, 2006	Accumulated from May 28, 2004 (Date of Inception) to August 31, 2007
	$	$	$

Revenue	-	-	-

Operating expenses
Donated rent (Note 4)	-	2,250	5,250
Donated services (Note 4)	-	4,500	10,500
General and administrative	50,713	19,214	71,571
Mineral property and exploration costs	3,702,039	193,698	3,895,863
Management fees (Note 4)	285,891	22,537	308,427
Professional fees (Note 4)	192,099	529,380	726,979
Travel costs	210,797	86,103	296,900
Write-off deferred acquisition cost (Note 3)	400,000	-	400,000
Provision against Minanca loan (Note 3)	6,100,000	-	6,100,000
Total operating expenses	(10,941,539)	(857,682)	(11,815,490)

Other income (expense)
Interest income	20,599	9,122	29,721
Interest expense	(23,050)	-	(23,050)
Total other income (expense)	(2,451)	9,122	6,671
Net Loss	(10,943,990)	(848,560)	(11,808,819)
Net Loss Per Share – Basic and Diluted	(0.26)	(0.02)
Weighted Average Shares Outstanding	42,489,669	34,667,808

The accompanying notes are an integral part of these financial statements

De Beira Goldfields Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	For the Year Ended August 31, 2007 $	For the Year Ended August 31, 2006 $	Accumulated From May 28, 2004 (Date of Inception) to August 31, 2007 $

Cash Flows From Operating Activities

Net loss	(10,943,990)	(848,560)	(11,808,819)

Adjustments to reconcile net loss to cash used in operating activities:
Donated services and rent	-	6,750	15,750
Expenses paid by issue of common stock	-	-	500
Write-off deferred acquisition cost	400,000	-	400,000
Provision against Minanca loan	6,100,000	-	6,100,000

Change in operating assets and liabilities
Increase in receivables and other assets	(8,589)	(11,539)	(20,128)
Increase in accounts payable and accrued liabilities	154,549	32,970	193,469
(Decrease) increase in amounts due to related parties	70,499	(80)	70,499

Net cash used in operating activities	(4,227,531)	(820,459)	(5,048,729)

Cash Flows From Investing Activities
Deferred acquisition costs	-	(400,000)	(400,000)
Loan advances	(5,100,000)	(2,000,000)	(7,100,000)
Payments received on loan advance	1,000,000	-	1,000,000

Net cash used in investing activities	(4,100,000)	(2,400,000)	(6,500,000)

Cash Flows From Financing Activities
Loans from related parties	594,313	-	594,313
Loan repaid to related parties	(398,902)	-	(398,902)
Loan from unrelated third party	740,000	-	740,000
Common shares issued for cash	6,106,000	4,500,000	10,652,750

Net cash provided by financing activities	7,041,411	4,500,000	11,588,161

(Decrease) Increase in Cash	(1,286,120)	1,279,541	39,432

Cash - Beginning of Period	1,325,552	46,011	–

Cash - End of Period	39,432	1,325,552	39,432

Supplemental Disclosures
Interest paid	23,050	–	23,050
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

De Beira Goldfields Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity / (Deficit)
(Expressed in US dollars)

	Common Shares		Additional			Total
	Number of Shares	Amount $	Paid-in Capital $	Donated Capital $	Accumulated Deficit $	Stockholders’ Equity(Deficit) $

Balances, May 28, 2004 (Date of inception)	-	-	-	-	-	-
Common stock issued for services to president (Note 6)	6,000,000	6,000	(5,500)	-	-	500
Return and cancellation of shares (Note 6)	(6,000,000)	(6,000)	6,000	-	-	-
Net loss	-	-	-	-	(500)	(500)
Balances, August 31, 2004	-	-	500	-	(500)	-
Common stock issued for cash	64,500,000	64,500	(17,750)	-	-	46,750
Return and cancellation of shares (Note 6)	(30,000,000)	(30,000)	30,000	-	-	-
Donated rent	-	-	-	3,000	-	3,000
Donated services	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	39,981
Common stock issued for cash (Note6)	1,964,285	1,964	4,498,036	-	-	4,500,000
Donated rent	-	-	-	2,250	-	2,250
Donated services	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	(848,560)	(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	15,750	(864,829)	3,698,171
Common stock issued for cash (Note 6)	7,632,500	7,632	6,098,368	-	-	6,106,000
Net loss	-	-	-	-	(10,943,990)	(10,943,990)
Balances, August 31, 2007	44,096,785	44,096	10,609,154	15,750	(11,808,819)	(1,139,819)

The accompany notes are an integral part of these financial statements

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

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in May 2004, the Company has not generated revenue and has incurred net losses. The Company incurred a net loss of $10,943,990 for the year ended August 31, 2007, and a deficit accumulated during the exploration stage of $11,808,819 for the period from May 28, 2004 (inception) through August 31, 2007. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions have persisted into 2009 and raise substantial doubt about the Company’s ability to continue as a going concern.

 As a consequence of the Company’s withdrawal from the Minanca acquisition in Ecuador, the Colombian Projects (Titiribi and Acandi) and the Peruvian Projects (Condoroma and Suyckutambo) the Company has no mineral property interests as of the date of this report.  Certain mineral property interests are presently being considered, but it is too early to say whether they may be considered appropriate for acquisition.

As of August 31, 2007, the Company had cash and cash equivalents of $39,432. Management’s objective is to recapitalize the Company, raise new capital and seek new investment opportunities in the mineral sector.  Management believes that its worldwide industry contacts will make it possible to find and assess new projects.  There is no assurance that the Company will be able to consummate the contemplated capital raisings.  In the event that the Company is unsuccessful in raising additional capital in a timely manner, it will have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

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

2.     Significant Accounting Policies (continued)

c)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share".  SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the years ended August 31, 2007 and August 31, 2006 the effect of the 1,250,000 outstanding warrants would have been anti-dilutive, and therefore were not included in the calculations.

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

g)      Fair Value of Financial Instruments

Financial instruments, which include cash, receivables, accounts payable, and loans and borrowings, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The fair value of amounts due to related parties is not practicable to estimate, due to the related party nature of the underlying transactions. The Company’s operations are located in Australia, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

2.     Significant Accounting Policies (continued)

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

l)    Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No.115 (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48), “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109”.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  This interpretation is effective for fiscal years beginning after December 31, 2006.  The Company does not expect adoption of FIN 48 to have a material impact on its financial statements.

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

iii.	$1,375,000 by October 2, 2006 to be paid for existing debt owed by Minanca (paid in full); and

iv.
The balance of $3,725,000 for exploration expenditures on the Property to be paid equally over a period of 5 months beginning September 1, 2006 with the final payment due on January 1, 2007 (the total amount has been paid in full).

As of August 31, 2007 the loan advances equalled $6,100,000 ($1,000,000 was repaid during the year.  Minanca is to undertake to grant a mortgage of all its assets to the Company as security against the loan advances noted above. Repayment of the loan advances rank in priority ahead of any dividend or distribution payments to shareholders of Minanca.

On December 9, 2007 the Company entered into an agreement with Emco to cancel the acquisition by De Beira of an 80% interest in Minanca. As a consequence, neither party has any further rights or obligations to each other, except that Minanca remains indebted to De Beira for an amount of $6,100,000 which it had agreed to repay as follows:

(i)           payment of US$250,000 to De Beira by close of business on Friday, 14 December 2007;
(ii)          payment of US$1,750,000 to De Beira within 21 days of the execution of the agreement; and
(iii)
payment of the remainder of the loan balance in accordance with the provisions of the June 2006 agreement (which provided for loan repayment from cash surpluses from the sale of mineral products) or as otherwise agreed between the parties.

As at the date of this report, the repayments have not been made and as a result, the loan has been fully reserved for in the financial statements, however management continues to seek recovery of all or part of the loan.

On June 16, 2006, the Company paid $400,000 as per the terms of the agreement and provided a loan advance of $100,000 to Minanca.  Prior to August 31, 2007, the Company had recorded the $400,000 as deferred acquisition costs pending the final settlement of the agreement, however this amount has been expensed to the income statement during the year ended August 31, 2007.

4.           Related Party Transactions

a)
The Company expensed donated services and donated rent, provided by the former president of the Company as a capital contribution, which totaled $4,500 and $2,250, respectively, for the year ended August 31, 2006. Nil for the year ended 31 August 2007.

b)
The Company incurred management fees of $49,622 ($11,289 for the year ended August 31, 2006) and $48,145 ($11,248 for the year ended August 31, 2006) for services provided by the president and director of the Company, and the chairman of the Company, respectively, for the year ended August 31, 2007.

c)
Included in professional fees are consulting fees of $87,559 during the year ended August 31, 2007 ($21,597 for the year ended August 31, 2006) for administration, office rent, accounting and company secretarial services provided by a company in which the president and director and the chairman are directors and shareholders.  As of August 31, 2007, the Company has a liability of $32,964 owing for services provided under this agreement.

d)	On March 12, 2007 the Company received loan proceeds of $273,902 (AUD350,000) from an entity associated with the Company’s chairman. This loan was repaid with 8% simple interest on May 10, 2007.

On April 15, 2007 the Company received loan proceeds of $125,000 from a company in which the president and chairman are directors and shareholders. This loan was repaid with 8% simple interest on May 10, 2007.

On June 14, 2007 the Company received loan proceeds of $93,650 - translated at Balance Sheet date, (AUD114,543) from an entity associated with the Company’s chairman. Interest is charged at 8% simple interest, is unsecured and has no stated maturity date. The loan was outstanding at August 31, 2007. This loan with interest was repaid on May 29, 2008, however there is an interest component still outstanding.

On August 1, and August 31, 2007 the Company received loan proceeds of $81,760 - translated at Balance Sheet date (AUD100,000) and $20,000 respectively, from companies in which the president and chairman are directors and shareholders. Interest is charged at 8% simple interest, is unsecured and has no stated maturity date. The loans were outstanding at August 31, 2007. AUD 70,000 (US$67,193) was repaid on May 29, 2008.

5.      Mineral Properties

a)	Titiribi Gold/Copper Project

The Company entered into an agreement with Goldplata Corporation Limited, Goldplata Resources Inc. and Goldplata Resources Sucursal Colombia (the “Goldplata Group”) dated May 6, 2006, whereby the Company was granted an option to acquire up to 70% interest in the Titiribi Gold/Copper project in Colombia, South America. The agreement allows the Company to acquire an initial interest of 65% by sole funding $8 million in exploration expenditures within a 3 year period (the “Option Period”).  The Option Period commenced on June 9, 2006. After acquiring 65% interest, the Company has 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. The additional interest is to be acquired upon the earlier of completing a bankable feasibility study or spending a further $12 million, both within a period of no more than 3 years from the time of the election. The Company may not withdraw from the agreement after the start of the Option Period until it either incurs $1 million in exploration expenditures or pays $1 million to the Goldplata Group.  Through August 31, 2007, $2,040,000 of exploration expenditures have been paid by the Company and recorded as mineral property and exploration costs on the statement of operations.  A further $790,000 has been paid to the Goldplata Group up to the date of this report (see below).

On January 11, 2008 the Company entered into an agreement with Australian publicly traded company, Windy Knob Resources Limited (“Windy Knob”) to assign the Company’s interests in the Titiribi Gold/Copper Project for cash proceeds of $1 million being reimbursement of exploration expenditures and 3,250,000 shares of common stock in Windy Knob. The terms of the agreement are as follows:

(i)	payment of $250,000 to the Goldplata Group on behalf of De Beira to satisfy outstanding cash call requirements (paid at the date of this report);
(ii)	payment of $540,000 to the Goldplata Group on behalf of De Beira to satisfy outstanding cash calls at the completion of due diligence by Windy Knob (paid at the date of this report); and
(iii)	payment of $210,000 direct to De Beira at the completion of due diligence by Windy Knob (this was received on February 4, 2008).

The 3,250,000 shares in Windy Knob were issued to the Company on April 16, 2008 and sold on May 23, 2008 for cash proceeds of $250,047.

b)      Peruvian Gold / Silver Projects

On July 5, 2006, the Company entered into agreements with the Goldplata Group to acquire an interest of up to 70% in the Condoroma and Suyckutambo Projects in Peru. The Company was granted an option to acquire up to 70% interest in each of these two projects on identical terms. The agreements allowed the Company to acquire an initial interest of 65% by sole funding $4 million in exploration expenditures within a 3 year period (the “Option Period”).  The Option Period commenced on August 4, 2006.  After acquiring 65%, the Company has 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. The additional interest is to be acquired upon the earlier of completing a bankable feasibility study or spending a further $6 million, both within a period of no more than 3 years from the time of the election.  The Company may not withdraw from the agreement after the start of the Option Period until it either incurs $0.5 million in exploration expenditures or pays $0.5 million to the Goldplata Group.  Through August 31, 2007, $1,110,000 of exploration expenditures have been paid by the Company on the Condoroma & Suyckutambo projects and recorded as mineral property and exploration costs on the statement of operations.

In September 2007, De Beira decided to withdraw from the Condoroma and Suyckutambo Projects as it became apparent that De Beira and the permit holders, the Goldplata Group, had different philosophies about how the projects should be further explored and developed.  De Beira favored a measured approach, with a focus on further exploration to maximize the resource potential whereas the Goldplata Group favored a short term development and production strategy.

c)      Acandi Project

On October 19, 2006, the Company entered into a preliminary agreement in association with the Goldplata Group to earn an 80% interest in the Acandi copper / gold project in North East Colombia, near the Panama border, by sole funding exploration expenditures and making cash payments to the present beneficial holder of the project interest.  Through August 31, 2007, $525,000 of exploration expenditure has been paid by the Company. In September 2007, the Company withdrew from the Acandi project and there are no residual rights or financial obligations.

6.	Stockholders’ Equity

a)	Common stock

Stock cancellations and recapitalization:

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

During November 2006, the Company completed private placements for 3,095,000 shares of restricted common stock at $0.80 per share, raising proceeds of $2,476,000.

In January 2007 the Company completed two private placements for 3,187,500 shares of restricted common stock at $0.80 per share raising proceeds of $2,550,000.

In February 2007 the Company completed two private placements for 1,350,000 shares of restricted common stock at $0.80 per share raising proceeds of $1,080,000.

b)	Warrants

As of August 31, 2007, the Company had 1,250,000 common share purchase warrants outstanding.  The weighted average exercise price for the outstanding warrants is $2.50 and the weighted average life as of August 31, 2007 is one year.  No warrants were exercised or cancelled during the year ended August 31, 2007. The warrants expired unexercised at the date of this report.

7.	Other Loans and Borrowings

In March and July 2007 the Company received loan proceeds of $240,000 and $500,000 respectively, from an unrelated third party. These loans are unsecured and bear a simple interest of 8% per annum with no fixed repayment date, but the understanding with the lender is that the loans will be repaid from proceeds of future equity financings and/or the repayment of amounts lent to Minanca.

8.	Income Taxes

The components of the Company’s net deferred tax asset for the years ended August 31, 2007 and 2006 and the statutory tax rate, the effective tax rate and the valuation allowance are as follows:

	August 31, 2007	August 31, 2006
Net operating losses	$ 5,708,819	$ 848,560
Loan loss reserves	6,100,000	-
Statutory tax rate	35%	35%
Effective tax rate	-	-
Deferred tax assets	4,133,087	296,996
Valuation allowance	(4,133,087)	(296,996)
Net deferred tax asset	-	-

The Company has net operating loss carry-forwards for tax purposes of approximately $5,700,000 which commence expiring in 2025.  The utilization of the net operating loss carry-forwards cannot be assured.

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

9.	Subsequent Events

Subsequent to year end and up to the date of this report, $56,000 has been received in subscription monies to subscribe for shares in the Company at 1 cent each and borrowings of $140,000 have been extinguished by the issue of 14,000,000 shares also at 1 cent each. In total 14,100,000 shares were allotted on 28 February 2009, 1,500,000 were allotted on 28 May 2009 and 4,000,000 shares are awaiting issue pending completion of documentation.

Exhibit 10.5

Page - 42

Heads of Agreement

Goldplata Resources Peru S.A.C.
Goldplata Peru

Goldplata Resources Inc.
Goldplata Resources

Goldplata Resources Sucursal-Colombia
Goldplata Colombia

Goldplata Corporation Limited
Goldplata Corporation

(collectively referred to as the Owners)

and

Goldplata Mining International Corporation
Goldplata Mining

and

De Beira Goldfields Inc.
De Beira

The Clayton Utz contact for this document is
Meredith Campion/Graeme Carlin on + 61 8 9426 8000
Clayton Utz
Lawyers
QV.1 250 St George's Terrace Perth WA 6000 Australia
GPO Box P1214 Perth WA 6844
T + 61 8 9426 8000  F + 61 8 9481 3095
www.claytonutz.com
Our reference  60021/15283/80062958

Page - 43

Heads of Agreement made at                          on                           2007

Parties	Goldplata Resources Peru S.A.C. care of 9 Lotissement Mont Joyeux, Cayenne, French Guinana ("Goldplata Peru")

Goldplata Resources Inc. care of 9 Lotissement Mont Joyeux, Cayenne, French Guiana ("Goldplata Resources")

Goldplata Resources Sucursal-Colombia. care of Calle 33AA No. 80C-18 La Castellana, Medellin, Antioquia, Colombia ("Goldplata Colombia")

Goldplata Corporation Limited. care of Calle 33AA No. 80C-18 La Castellana, Medellin, Antioquia, Colombia ("Goldplata Corporation")

(collectively "the Owners")

Goldplata Mining International Corporation care of 9 Lotissement Mont Joyeux, Cayenne, French Guinana ("Goldplata Mining")

AND

De Beira Goldfields Inc. of 30 Ledgar Road Balcatta, Western Australia ("De Beira")

Recitals

A.	The Owners and De Beira are parties to the Project Agreements and the Titiribi Agreement.

B.	Goldplata Resources is the holding company of the Owners.

C.	The Owners, De Beira and Goldplata Mining have agreed:

(a)	that, subject to the conditions set out in this Agreement, De Beira may assign its rights and obligations in the Project Agreements and the Titiribi Agreement;

(b)	to amend the terms of the Project Agreements in the manner set out in this Agreement; and

(c)	to the transfer of the rights held by Goldplata Colombia in the Acandi Project to De Beira in accordance with the terms of this Agreement.

The parties agree

1.	Definitions

1.1	Definitions

In this Agreement:

 "Acandi Project" means the contractual rights which Goldplata Colombia has under the terms of an agreement dated December 2006 between Goldplata Colombia and Minerales del Darien S.A. and Minerales del Acandi S.A. which relates to 5 mining concessions in the Department of Choco in Colombia;

 "Agreement" means this heads of agreement;

Page - 44

 "ASX" means ASX Limited;

 "Business Day" means a day which is not a Saturday, Sunday or gazetted public holiday in the State of Western Australia.

 "Condoroma Agreement" means the Letter Agreement dated 5 July 2006 between Goldplata Peru, Goldplata Resources and De Beira relating to the Condoroma Silver Project;

 "Suyckutambo Agreement" means the Letter Agreement dated 5 July 2006 between Goldplata Peru, Goldplata Resources and De Beira relating to the Suyckutambo Silver Project;

 "El Diablo Project" means the project owned by Goldplata Peru which comprises the concessions SANDRA 104 and 105 as described in the attachment marked Annexure A;

 "Goldplata Colombia" means Goldplata Resources Sucursal-Colombia, a Colombian registered branch of Goldplata Resources;

 "Goldplata Corporation" means Goldplata Corporation Limited, a wholly owned subsidiary of Goldplata Resources;

 "Goldplata Mining" is the ultimate parent company of Goldplata Resources;

 "Project Agreements" means collectively the Condoroma Agreement and the Suyckutambo Agreement; and

 "Titiribi Agreement" means the Letter Agreement dated 6 May 2006 between Goldplata  Corporation, Goldplata Resources, Goldplata Colombia and De Beira relating to the Titiribi Copper-Gold Project.

1.2	Defined Terms

Terms that are not defined in this Agreement have the same meaning in this Agreement as they do in the relevant Project Agreements.

1.3	Interpretation

In this Agreement, unless the context otherwise requires:

(a)	headings are not relevant to interpretation;

(b)	the recitals and Annexures to this Agreement form part of it and references to recitals, Annexures or clauses are to recitals or Annexures to, or clauses of, this Agreement;

(c)	a reference to a document (including this Agreement) is a reference to that document as amended, supplemented or replaced from time to time;

(d)	a reference to legislation includes any amendment to it and all subordinate legislation;

(e)	the singular includes the plural (and vice versa), and words of any gender include the corresponding words of the other genders;

(f)	where a word or phrase is given a defined meaning, any other part of speech or grammatical form of that word or phrase has a corresponding meaning;

(g)	the word "includes" in any form is not a word of limitation;

Page - 45

(h)
if any day appointed or specified by this agreement for the payment of any money or doing of any thing falls on a day which is not a Business Day, the day so appointed or specified shall be deemed to be the next Business Day;

(i)	the expression "related body corporate" has the same meaning as it does in the Corporations Act 2001 (Cth); and

(j)	references to "agree", "approve" or "consent" are to agreement, approval or consent (as the case may be) in writing.

2.	Consent to Assignment

2.1	Acknowledgement

The Owners and Goldplata Mining acknowledge that De Beira proposes to assign its legal rights and obligations under the Project Agreements and the Titiribi Agreement to a public company listed or proposing to list on ASX ("Listed Company").

2.2	Due Diligence

The Owners and Goldplata Mining confirm that:

(a)
upon receiving written notification from De Beira of details of the Listed Company to which De Beira proposes to assign its rights and obligations under the Project Agreements and the Titiribi Agreement, they will review the due diligence investigations conducted by De Beira (including investigation of trading and financial history); and

(b)
within two weeks of being provided with the full results of De Beira's due diligence investigations into the Listed Company, they will advise De Beira whether they consent to the assignment.  Such consent must not be unreasonably withheld.

3.	Titiribi Agreement

The parties agree that the Titiribi Agreement will continue in accordance with its terms and not be amended.

4.	Goldplata Peru warranties

The Owners acknowledge and warrant as at the date of this Agreement that:

(a)	the obligations of the parties under the Titiribi Agreement have been complied with; and

(b)
the concessions and permits relating to the Suyckutambo Agreement, Condoroma Agreement and the El Diablo Project, as set out in Annexure A, are all held by Goldplata Peru and are in good standing.  Further, that the requirements of clause 14 of the Project Agreements have been satisfied, except in so far as they relate to El Diablo.

5.	Suyckutambo Agreement

The Parties agree that the Suyckutambo Agreement is hereby amended and supplemented as follows:

(a)
The Owners acknowledge that expenditure in the sum of US$350,000 has been made by De Beira under the Suyckutambo Agreement as at the date of this Agreement and therefore the remaining Exploration Expenditure required to satisfy the obligation under clause 2 of the Suyckutambo Agreement is US$3.65 million.  The remaining Exploration Expenditure is to be expended by De Beira as follows:

Page - 46

(i)	US$1.0 million by 31 August 2008; and

(ii)	the remaining US$2.65 million by 31 August 2009.

Upon De Beira expending the required US$3.65 million De Beira will have earned a 65% interest in the Property as defined under the Suyckutambo Agreement ("Suyckutambo Property").

(b)	De Beira has waived its right to elect to earn an additional 5% as provided for under clause 5(a) of the Suyckutambo Agreement.

(c)	Exploration Expenditure can include expenditure on items required to advance the Suyckutambo Property towards production such as:

(i)	Land purchase;

(ii)	Metallurgical test work and design;

(iii)	Mine design and development;

(iv)	Environmental baseline studies and approvals;

(v)
Feasibility studies and work deemed by the technical review group ("Technical Review Group") necessary to recommend to the Parties that the project is economic to develop and resolve to proceed to a production phase; and

(vi)	Construction and commissioning activities.

(d)
In addition to the further US$3.65 million of Exploration Expenditure set out above, provided that De Beira earns a 65% interest in the Suyckutambo Property and enters into a Joint Venture Agreement with the Owners:

(i)
De Beira will sole fund additional expenditure to a maximum of US$4 million ("Additional Expenditure"), for all necessary technical work and the development, construction and commissioning up to the commencement of first production from the processing facilities, as referred to under clause 15(g) of the Suyckutambo Agreement; and

(ii)
If expenditure is required over and above the Additional Expenditure to bring the project to commencement of first production such funds must be provided on a pro rata basis in accordance with the parties 65/35 interests in the Property or have their interests proportionally diluted.  For the purposes of calculating any dilution, each party will be deemed to have contributed US$8 million in funding.

(e)
In accordance with clause 15(e) of the Suyckutambo Agreement, the Exploration Expenditure and the Additional Expenditure will be treated as loans to the Joint Venture but the Additional Expenditure must be repaid as a priority from 100% of available cash flows and thereafter the Exploration Expenditure and any other entitlement to payments to either party will be made in accordance with 50% cash flow principle under clause 15(e).

(f)
Within 14 Business Days of signing of this Agreement, De Beira will pay Goldplata Resources US$500,000 in consideration for the inclusion of the El Diablo Project into the Suyckutambo Agreement.  Goldplata Peru warrants that the El Diablo Project is not subject to any claim by a third party nor are there any agreements granting any other rights to any other party with respect to the El Diablo Project ..

Page - 47

(g)	The entitlement of the Owners to Gross Over Riding Royalties under clause 15(c) of the Suyckutambo Agreement is extinguished.

(h)
It was intended during the Option Period that the exploration program would be developed, ratified and identified work carried out under the direction of an Exploration Committee comprising representatives of the Owners and De Beira.  As the Exploration Committee has not been formally defined or operationally effective, following the execution of this Agreement:

(i)	The Exploration Committee shall be reconstituted as the Technical Review Group ("TRG") with the Owners and De Beira with the representatives of De Beira having majority voting rights.

(ii)
The role of this group shall be expanded to include oversight of mine feasibility studies, development of recommendations to the respective boards of a decision to mine as well as the design and implementation of Exploration Expenditures.

(iii)	The TRG will meet at least four times per year, or as agreed by the committee members, to review progress and success against pre determined criteria and plan the next stage of exploration.

(iv)
In all other respects the duties of the TRG will include the responsibilities of the Exploration Committee as contemplated under the terms of the Suyckutambo Agreement, including the establishment of the programme and budget, making cash calls for Exploration Expenditures on De Beira, supervising and reviewing the work of the Operator.  The Chairman of the Exploration Committee will be a representative of De Beira or his nominated representative who must give approval in writing, on behalf of the Exploration Committee, of all Exploration Expenditures and provide notice of the approval to the Owners and De Beira before such expenditure is incurred.

6.	Condoroma Agreement

The Parties agree that, the Condoroma Agreement is hereby amended and supplemented as follows:

(a)
The Owners acknowledge that expenditure in the sum of US$350,000 has been made by De Beira under the Condoroma Agreement as at the date of this Agreement and therefore the remaining Exploration Expenditure required to satisfy the obligation under clause 2 of the Condoroma Agreement is US$3.65 million.  The remaining Exploration Expenditure is to be expended by De Beira as follows:

(i)	US$1.0 million by 31 August 2008; and

(ii)	the remaining US$2.65 million by 31 August 2009.

Upon De Beira expending the required US$3.65 million De Beira will have earned a 65% interest in the Property as defined under the Suyckutambo Agreement ("Condoroma Property").

(b)	De Beira has waived its right to elect to earn an additional 5% as provided for under clause 5(a) of the Condoroma Agreement.

Page - 48

(c)	Exploration Expenditure may include expenditure on items required to advance the Condoroma Property towards production such as:

(i)	Land purchase;

(ii)	Metallurgical test work and design;

(iii)	Mine design and development;

(iv)	Environmental baseline studies and approvals;

(v)
Feasibility studies and work deemed by the technical review group ("Technical Review Group") necessary to recommend to that the project is economic to develop and resolve to proceed to a production phase; and

(vi)	Construction and commissioning activities.

(d)
In addition to the further US$3.65 million of Exploration Expenditure set out above, assuming that De Beira earns a 65% interest in the Condoroma Property and enters into a Joint Venture Agreement with the Owners:

(i)
De Beira will sole fund additional expenditure to a maximum of US$4 million ("Additional Expenditure"), for all necessary technical work and the development, construction and commissioning up to the commencement of first production from the processing facilities, as referred to under clause 15(g) of the Condoroma Agreement; and

(ii)
If expenditure is required over and above the Additional Expenditure to bring the project to commencement of first production such funds must be provided on a pro rate basis in accordance with the parties 65/35 interests in the Property or have their interests proportionally diluted.  For the purposes of calculating any dilution, each party will be deemed to have contributed US$8 million in funding.

(e)
In accordance with clause 15(e) of the Condoroma Agreement, the Exploration Expenditure and the Additional Expenditure will be treated as loans to the Joint Venture but the Additional Expenditure must be repaid as a priority from 100% of available cash flows and thereafter the Exploration Expenditure and any other entitlement to payments to either party will be made in accordance with 50% cash flow principle under clause 15(e).

(f)	The entitlement of the Owners to Gross Over Riding Royalties under clause 15(c) of the Condoroma Agreement is extinguished.

(g)
It was intended during the Option Period that the exploration program would be developed, ratified and identified work carried out under the direction of an Exploration Committee comprising representatives of the Owners and De Beira.  As the Exploration Committee has not been formally defined or operationally effective, following the execution of this Agreement:

(i)	The Exploration Committee shall be reconstituted as the Technical Review Group ("TRG") with the Owners and De Beira with the representatives of De Beira having majority voting rights.

(ii)
The role of this group shall be expanded to include oversight of mine feasibility studies, development of recommendations to the respective boards of a decision to mine as well as the design and implementation of Exploration Expenditures.

Page - 49

(iii)	The TRG will meet at least four times per year, or as agreed by the committee members, to review progress and success against pre determined criteria and plan the next stage of exploration.

(iv)
In all other respects the duties of the TRG will include the responsibilities of the Exploration Committee as contemplated under the terms of the Condoroma Agreement, including the establishment of the programme and budget, making cash calls for Exploration Expenditures on De Beira, supervising and reviewing the work of the Operator.  The Chairman of the Exploration Committee will be a representative of De Beira or his nominated representative who must give approval in writing, on behalf of the Exploration Committee, of all Exploration Expenditures and provide notice of the approval to the Owners and De Beira before such expenditure is incurred.

7.	De Beira right to withdraw or sell

7.1	Notice of withdrawal or sale

(a)
At any time after De Beira has earned a 65% interest in the Condoroma Property or the Suyckutambo Property, De Beira will have a period of 120 days to decide and commit to funding that project into commercial production, as contemplated by the process in clause 15(g) of the relevant Project Agreement.

(b)
Where De Beira decides to not commit to the funding as provided for in clause 7.1(a) then De Beira must give notice to the Owners to either withdraw from the relevant project in accordance with clause 7.2 or attempt to sell its interest in the relevant project in accordance with clause 7.3.

(c)
If De Beira does commit to the funding as provided for in clause 7.1(a) then De Beira will undertake project development as defined in any feasibility study and assure development in line with normal industry operating standards and protocols.

7.2	Withdrawal

(a)
Where De Beira gives notice to the Owners that it elects to merely withdraw from a particular project then it may do so without incurring further expenditure and De Beira's interest in that project reverts to the Owners.

(b)
The withdrawal by De Beira does not limit the Owners' rights in relation to any antecedent breaches committed by De Beira under the relevant Project Agreement or the terms of this Agreement prior to withdrawal.

7.3	Sale

(a)	Where De Beira gives notice to the Owners that it elects to sell its interest under a particular Project Agreement then it must first offer that interest to the Owners in accordance with clause 8.

(b)
Any sale by De Beira does not limit the Owners' rights in relation to any antecedent breaches committed by De Beira under the relevant Project Agreement or the terms of this Agreement prior to any sale.

Page - 50

8.	Pre-emption on sale

8.1	Permitted sale

De Beira may not transfer or otherwise dispose of the interest it holds in a Project Agreement other than in compliance with this clause 8.

8.2	Pre-emptive rights

(a)
Subject to clause 8.2(b), if De Beira ("Selling Party") intends to sell its interest in a Project Agreement ("Interest") to a third party, it will provide a notice ("Sale Notice") to Goldplata Mining ("Continuing Party"), giving details as of the Interest (“Sale Interest”) and the price payable for the Sale Interest, whereupon:

(i)
the Continuing Party may at any time within 20 Business Days after the Sale Notice, notify the Selling Party that they wish to acquire the Sale Interest  for a price equal to the price specified in the Sale Notice;

(ii)
If a Continuing Party gives a notice to the Selling Party in accordance with clause 8.2(a)(i), the Selling Party will sell the relevant Sale Interest to the Continuing Party and the Continuing Party will pay the relevant price for the Sale Interest to the Selling Party within 20 Business Days of such notice; and

(iii)
If a Continuing Party does not give a notice in accordance with clause 8.2(a)(i), the Selling Party will be free to sell the relevant Sale Interest to a third party (provided that the price payable for the Sale Interest is not less than that specified in the Sale Notice).

(b)	Any transfer from a Selling Party to a related body corporate of such Selling Party will not be considered as a transfer to which clause 8.2(a) applies.

8.3	Deed of assumption

No transfer of an Interest will be deemed to be effective unless and until the relevant transferee executes and delivers to the other party then holding the corresponding part of the Interest a deed pursuant to which the transferee covenants in favour of the holder of the Interest to accept and perform the obligations attaching to the relevant Sale Interest and for the avoidance of doubt the relevant Project Agreement and this Agreement with effect on and from the date of such transfer.

8.4	Reciprocal Rights

De Beira shall have reciprocal pre-emptive rights, which shall operate in similar manner to that described in clauses 8.1, 8.2 and 8.3 above.

9.	Transfer of Acandi Project

The parties agree that Goldplata Colombia must transfer its contractual rights, amongst other things, including a right to earn up to 80% in the project ("Acandi Interest"), to De Beira upon satisfaction of the following conditions:

(a)
De Beira pays US$220,000 to Goldplata Colombia within 5 Business Days of the date of this Agreement (or under such other arrangement that the parties may separately agree upon), to satisfy current expenditure commitments for the Acandi Project;

(b)
De Beira pays Goldplata Colombia US$20,000 per month to satisfy care and maintenance obligations for the Acandi Project, starting on 1 August 2007 until 30 November 2007 at which time it will be jointly decided if the parties wish to proceed with the project or that they mutually agree to sell the project to a third party (The sale of the project to any third party will be conditional upon Goldplata Colombia having a first right of refusal and the parties agree to apply the principles in clause 8 of this Agreement and treat the sale of the Acandi Interest as if it were De Beira selling that interest to the third party as contemplated under that clause); and

Page - 51

(c)
De Beira pays Goldplata Mining a 1% net smelter royalty ("1% NSR") arising from the Acandi Interest.  The 1% NSR will be governed by an agreement between De Beira and Goldplata Colombia in the same terms of Annexure C to the Suyckutambo Agreement ("NSR Agreement").  De Beira and Goldplata Mining will enter into the NSR Agreement contemporaneously with the transfer of the Acandi Interest.

(d)	Goldplata Colombia will procure from Minerales del Darien S.A. and Minerales del Acandi S.A an acknowldgement and a consent of its assignment of the Acandi Interest.

10.	Waiver

Conditional upon the execution of this Agreement, the parties acknowledge and confirm that any rights in relation to defaults or breaches under the Project Agreements which occurred prior to the date of this Agreement are waived.

11.	Further documents

(a)
The parties undertake to negotiate in good faith to enter into the deeds which amend the Project Documents, as soon as practicable after the date of this Agreement, which will contain the amendments provided for in this Agreement.

(b)	Notwithstanding clause 11(a), the parties agree and acknowledge that this Agreement sets out the essential terms of their agreement with respect to the amendment of the Project Documents.

12.	Legally binding

The parties agree and acknowledge that this Agreement is intended to create legally binding obligations on them in accordance with its terms.

13.	General

13.1	Confidentiality

(a)
The parties agree to keep confidential the existence of this Agreement and, subject to the remainder of this clause 13.1, will not disclose those matters other than to a related body corporate or other person reasonably having a need to know about such matters, provided that such disclosure must be made on a confidential basis.

(b)
Subject to clause 13.1(c), no party will make any public announcement in relation to any of the matters described in clause 13.1(a) without the prior approval of the other parties as to the form, content and timing of such announcement.

(c)	The prohibition in clause 13.1(b) does not apply to the extent that a party is required to make disclosure:

(i)	to comply with the requirements of any law or rules of an applicable stock exchange; or

Page - 52

(ii)	for the purpose of obtaining any consent, authorisation, approval or licence from a government authority,

(iii)	in which case that party will not be required to obtain the prior approval of the other parties, but in which case clause 13.1(d) will apply.

(d)
A party required to make an announcement or disclosure in accordance with clause 13.1(c)(i) must not do so unless it has given the other parties 3 Business Days' notice of such requirement (or such shorter period of notice as the relevant law or rules of the applicable stock exchange allow) and has consulted with the other parties to the fullest extent possible in relation to the content of the notice.

(e)	This clause 13.1 continues in full effect until the date which is 3 years after the date of termination or expiry of this Agreement.

13.2	Further acts

Each party will promptly do and perform all further acts and execute and deliver all further documents (in form and content reasonably satisfactory to that party) required by law or reasonably requested by any other party to give effect to this Agreement.

13.3	Notices

(a)
A notice or other communication under or in connection with this Agreement ("Notice") must be in writing, signed by or for the sending party and sent by post, with a copy transmitted by facsimile, to the address of the relevant receiving party as notified from time to time.

(b)
A Notice transmitted by facsimile in accordance with clause 13.3(b) will be deemed to have been  received by the receiving party when the sender's facsimile machine records that it was transmitted without error.

13.4	Costs and stamp duty

(a)
Subject to clause 13.4(b), the parties will each bear their respective legal and other costs associated with the negotiation and execution of, and performance of their obligations under, this Agreement.

(b)	De Beira will bear the costs of any stamp duty (including any penalties for late lodgement or non-payment of duty) assessed in relation to this Agreement and the transactions it contemplates.

13.5	Amendments

This Agreement may only be amended by agreement between the parties.

13.6	Assignment

The rights of the parties under this Agreement are personal and cannot be assigned without the consent of the parties except as provided for in this Agreement.

13.7	Entire agreement

This Agreement together with the Project Agreements constitutes the entire agreement between the parties as to its subject matter and supersedes all prior contracts, arrangements and understandings.  Any inconsistency between this Agreement and a Project Agreement will be determined in accordance with the terms of this Agreement.

Page - 53

13.8	Counterparts

This Agreement may be executed in one or more counterparts (including by facsimile signature) which, taken together, will constitute one and the same document.

13.9	Governing law and jurisdiction

This Agreement is governed by the laws of Western Australia and the parties submit to the non-exclusive jurisdiction of the courts of Western Australia for all disputes arising in connection with this Agreement.

Executed as an agreement.

Signed by Michel Juilland for and on behalf of Goldplata Resources Peru S.A.C. in the presence of:	/s/ Michel Juilland
Signature
/s/ Juan Carlos Alcalde
Signature of Witness Juan Carlos Alcalde
Name of Witness in full

Signed by Michel Juilland for and on behalf of Goldplata Mining International Corporation in the presence of:	/s/ Michel Juilland
Signature
/s/ Juan Carlos Alcalde
Signature of Witness Juan Carlos Alcalde
Name of Witness in full

Signed by Michel Juilland for and on behalf of Goldplata Resources Inc. in the presence of:	/s/ Michel Juilland
Signature
/s/ Juan Carlos Alcalde
Signature of Witness Juan Carlos Alcalde
Name of Witness in full

Page - 54

Signed by Georges Juilland for and on behalf of Goldplata Corporation Limited. in the presence of:	/s/ Georges Juilland
Signature
/s/ Juan Carlos Alcalde
Signature of Witness Juan Carlos Alcalde
Name of Witness in full

Signed by Georges Juilland for and on behalf of Goldplata Resources Sucursal-Colombia. in the presence of:	/s/ Georges Juilland
Signature
/s/ Juan Carlos Alcalde
Signature of Witness Juan Carlos Alcalde
Name of Witness in full

Signed by Reginald N Gillard for and on behalf of De Beira Goldfields Inc. in the presence of:	/s/ Reginald N Gillard
Signature
/s/ Juan Carlos Alcalde
Signature of Witness Juan Carlos Alcalde
Name of Witness in full

Signed by Susmit Shah for and on behalf of De Beira Goldfields Inc. in the presence of:	/s/ Susmit Shah
Signature
/s/ Juan Carlos Alcalde
Signature of Witness Juan Carlos Alcalde
Name of Witness in full

Page - 55

Annexure A - El Diablo Concessions

Page - 56

Exhibit 10.6

Page - 57

December 6, 2007

Emco Corporation Inc., S.A Office 2-A, Second Floor, Proconsa II Building Ricardo Arias Street, Campo Alegre Urbanization Corregimiento of Bella Vista District of Panama Republic of Panama
Minanca Minera Nanguipa, Compania Anonima
October the 9th Street & Esmeraldas Intersection, Finansur Building Nº 1911, Fifteenth Floor, Office 2
Canton of Guayaquil, City of Guayaquil
Province of Guayas
Republic of Ecuador

By email: vincecarrano@yahoo.com

Dear Sirs

ACQUISITION OF 80% INTEREST IN MINANCA MINERA NANGUIPA, COMPANIA ANONIMA (“MINANCA”)

In June 2006, De Beira Goldfields Inc (“De Beira”) and Emco Corporation Inc., S.A (“Emco”) entered into an agreement under the terms of which De Beira agreed to buy and Emco agreed to sell an 80% interest in the capital of Minanca.

In the same agreement, De Beira agreed to provide loan funding of US$7.1 million to Minanca for the purposes of mineral exploration and mine development.  Subsequently, De Beira advanced US$7.1 million in loan funds to Minanca.  In or around March 2007, Minanca repaid US$1 million to De Beira from the proceeds of bullion sales, leaving an outstanding loan balance of US$6.1 million.

I refer to recent discussions between the undersigned and your Mr Carrano in relation to De Beira’s proposed acquisition of an 80% interest in the share capital of Minanca.  De Beira, after exhaustive consideration, has concluded that it is presently not in its best interests to settle the acquisition of the 80% interest in Minanca.  Consequently, De Beira is prepared to relinquish its right to acquire 80% of Minanca from Emco.  The parties therefore hereby agree to rescind the purchase agreement.  Both De Beira and Emco further confirm that neither party has any further rights or unsettled obligations in relation to the sale and purchase of the 80% interest.

Minanca however remains indebted to De Beira for an amount of US$6.1 million and both Minanca and Emco hereby confirm that this balance remains owing in favour of De Beira.  De Beira continues to have security rights over the assets of Minanca in respect of the outstanding loan and has the right to take a mortgage over the assets of Minanca.

Minanca hereby agrees to repay the loan balance as follows:
(i)	payment of US$250,000 to De Beira by close of business on Friday, December 14, 2007;
(ii)	payment of US$1,750,000 to De Beira within 21 days of the execution of this letter agreement; and
(iii)
payment of the remainder of the loan balance in accordance with the provisions of the June 2006 agreement (which provided for loan repayment from cash surpluses from the sale of mineral products) or as otherwise agreed between the parties.

Emco guarantees the loan repayment obligations of Minanca.

Page - 58

De Beira’s director and President and the undersigned have agreed to appoint two new directors to the Board of De Beira.  These directors shall be introduced to De Beira by Mr Carrano and at that stage the present director and President of De Beira shall resign, together with any other officers of De Beira that the new directors identify for resignation purposes.

Mr Carrano has also indicated that he is willing to introduce De Beira to an advanced tungsten project in USA, which may be suitable for acquisition by De Beira.

Yours faithfully

/s/ Klaus Eckhof

Klaus Eckhof
Chairman

On behalf of Emco Corporation Inc., S.A and Minanca Minera Nanguipa, Compania Anonima I hereby accept the terms of this letter agreement.

/s/ Authorized Signatory

Date: December 9th, 2007

Page - 59

Exhibit 10.7

Page - 60

Deed

De Beira Goldfields Inc

De Beira

Windy Knob Resources Limited
ACN 122 471 234

Windy Knob

Goldplata Resources Inc

Goldplata Resources

Goldplata Resources Sucursal-Colombia

Goldplata Colombia

Goldplata Mining International Corporation

Goldplata Mining

Page - 61

Contents

1.	Definitions and interpretation

1.1	Definitions
1.2	Defined Terms in Schedule 1
1.3	Interpretation

2.	New Agreement

2.1	Grant of Option
2.2	Additional 5% interest
2.3	Exploration Expenditure
2.4	Technical Review Group
2.5	Operator cash calls
2.6	Jurisdiction and governing law
2.7	Inconsistency

3.	Releases and indemnities

4.	Consent to assignment

5.	General

5.1	Confidentiality
5.2	Further acts
5.3	Notices
5.4	Notice to Windy Knob under the New Agreement
5.5	Costs and stamp duty
5.6	Amendments
5.7	Assignment
5.8	Entire agreement
5.9	Counterparts
5.10	Governing law and jurisdiction

Schedule 1 - Titiribi Agreement

Page - 62

Deed made on       January 2008

Parties	De Beira Goldfields Inc of 30 Ledgar Road, Balcatta, Western Australia

("De Beira")

Windy Knob Resources Limited ACN 122 471 234 of Level 17, Exchange Plaza, 2 The Esplanade, Perth, Western Australia

("Windy Knob")

Goldplata Mining International Corporation of care of 9 Lotissement Mont Joyeux, Cayenne, French Guiana

("Goldplata Mining")

Goldplata Resources Inc of care of 9 Lotissement Mont Joyeux, Cayenne, French Guiana

("Goldplata Resources")

Goldplata Resources Sucursal-Colombia of care of Calle 33AA No. 80C-18 La Castellana Medellin, Antioquia, Colombia

("Goldplata Colombia")

(Goldplata Resources and Goldplata Colombia being collectively the " Owners" and each an "Owner")

Background

A.	The Owners own the Titiribi Project.

B.	By a notice of termination dated 26 October 2007 ("Notice of Termination"), the Owners terminated the Titiribi Agreement.

C.	De Beira disputes the validity of the Notice of Termination.

D.	In consideration of De Beira giving certain releases, the Owners have agreed with De Beira to enter into the New Agreement.

E.	De Beira wishes to assign its right, title and interest in the New Agreement to Windy Knob.

F.	The Owners consent to the assignment of the New Agreement on the terms and conditions set out in this Deed.

Operative provisions

1.	Definitions and interpretation

1.1	Definitions

In this Deed:

 "Assignment" has the meaning given in Clause 4(a) of this Deed.

 "Business Day" means a day which is not a Saturday, Sunday or gazetted public holiday in the State of Western Australia.

Page - 63

 "Cash Call Default Notice" has the meaning given in Clause 2.5(d) of this Deed.

 "Deed" means this Deed, including Schedule 1.

 "Force Majeure" means any act, event or cause (other than lack of funds) which is beyond the reasonable control of the parties including, without limitation:

(a)
act of God, peril of the sea, accident of navigation, war, sabotage, riot, insurrection, civil commotion, national emergency (whether in fact or law), martial law, fire, lightning, flood, cyclone, earthquake, landslide, storm or other adverse weather conditions, explosion, power shortage, strike or other labour difficulty (whether or not involving employees of the Participant concerned), epidemic, quarantine, radiation or radioactive contamination;

(b)
action or inaction of any government or governmental or other competent authority (including any court of competent jurisdiction) including expropriation, restraint, prohibition, intervention, requisition, requirement, direction or embargo by legislation, regulation, decree or other legally enforceable order; and

(c)	breakdown of plant, machinery or equipment or shortages of labour, transportation, fuel, power or plant, machinery, equipment or material.

 "New Agreement" means the agreement between the Owners and De Beira created by Clause 2 of this Deed relating to the grant by the Owners to De Beira of an option to earn an interest in the mineral rights held by Goldplata Colombia in the Titiribi copper and gold project on substantially the same terms as the Titiribi Agreement, subject to the amendments set out in Clause 2 of this Deed.

 "Notice" has the meaning given in Clause 5.3(a) of this Deed.

 "Notice of Termination" has the meaning given in Recital B.

"Related Body Corporate" has the meaning given in section 9 of the Corporations Act 2001 (Cth).

"Related Entity" has the meaning given in section 9 of the Corporations Act 2001 (Cth).

 "Titiribi Agreement"  means the agreement between the Owners and De Beira constituted by a letter dated 6 May 2006, under which the Owners granted De Beira the right to earn an interest in the mineral rights held by Goldplata Colombia in the Titiribi copper and gold project in the form annexed in Schedule 1.

1.2	Defined Terms in Schedule 1

Terms that are not defined in Clause 1.1 of this Deed have the same meanings given in the Titiribi Agreement.

1.3	Interpretation

In this Deed, unless the context otherwise requires:

(a)	headings are not relevant to interpretation;

(b)	the recitals and Schedules to this Deed form part of it and references to recitals, Schedules or clauses are to recitals or Annexures to, or clauses of, this Deed;

(c)	a reference to a document (including this Deed) is a reference to that document as amended, supplemented or replaced from time to time;

Page - 64

(d)	a reference to legislation includes any amendment to it and all subordinate legislation;

(e)	the singular includes the plural (and vice versa), and words of any gender include the corresponding words of the other genders;

(f)	where a word or phrase is given a defined meaning, any other part of speech or grammatical form of that word or phrase has a corresponding meaning;

(g)	the word "includes" in any form is not a word of limitation;

(h)
if any day appointed or specified by this Deed for the payment of any money or doing of any thing falls on a day which is not a Business Day, the day so appointed or specified shall be deemed to be the next Business Day;

(i)	references to "agree", "approve" or "consent" are to agreement, approval or consent (as the case may be) in writing.

2.	New Agreement

2.1	Grant of Option

The Owners grant to De Beira an option to earn a 65% Ownership Interest in the mineral rights held by Goldplata Columbia in the Titiribi Project on the same terms as the Titiribi Agreement (unless amended by the following provisions of Clause 2 of this Deed).

2.2	Additional 5% interest

De Beira and the Owners acknowledge and agree that De Beira has waived its right to earn an additional 5% interest in the Titiribi Project.  Clause 5 of the Titiribi Agreement is hereby deleted.

2.3	Exploration Expenditure

(a)
The Owners acknowledge and agree that, prior to the issuing of the Notice of Termination, De Beira paid US$1,000,000 under the Titiribi Agreement in relation to the first year of the Option Period, in satisfaction of the obligation contained in the second paragraph of Clause 2 of the Titiribi Agreement.

(b)	Subject to clause 2.3(c), to maintain the Option, De Beira must pay:

(i)	Exploration Expenditures on the Project and the Property of at least US$1,000,000 not later than 6 May 2008; and

(ii)	Exploration Expenditures on the Project and the Property of at least an additional US$3,500,000 not later than 6 May 2009.

The third and fourth paragraphs of Clause 2 of the Titiribi Agreement are hereby deleted  The reference to US$8,000,000 in paragraph 5 of Clause 2 of the Titiribi Agreement shall be taken to be a reference to the sum of US$4,500,000.

(c)
If as a result of Force Majeure the Exploration Expenditures specified in clauses 2.3(b)(i) or (ii), wholly or in part, cannot be incurred by the dates referred to in clauses 2.3(b)(i) or (ii), the parties agree to negotiate in good faith to extend such date(s) taking into account the probable extent to which the Exploration Expenditure is be unable to be incurred or will be delayed in being incurred as a result of the Force Majeure.

Page - 65

2.4	Technical Review Group

(a)	References to the "Exploration Committee" in the Titiribi Agreement shall be replaced with the references to the "Technical Review Group".

(b)
De Beira and the Owners are each entitled to appoint one representative to the Technical Review Group and must, as soon as practicable after the date of this Deed, nominate a person to be a representative by notice to the other party. The representative of De Beira will have majority voting rights and a casting vote at meetings of the Technical Review Group.

(c)
The Technical Review Group must meet at least four times per year, or as otherwise agreed by De Beira and the Owners.  The first meeting of the Technical Review Group must occur by 31 January 2008 (or such later date agreed by the Owners and De Beira).

(d)	A quorum for a meeting of the Technical Review Group shall be at least one representative of De Beira and one representative of the Owners.

(e)	The Technical Review Group shall not be responsible for making cash calls for Exploration Expenditures on De Beira.

(f)
Except as provided for in clause 2.4(e) of this Deed, in all other respects the duties of the Technical Review Group will include the responsibilities of the Exploration Committee as contemplated in the Titiribi Agreement, including the establishment of the programme and budget and supervising and reviewing the work of the Operator.

(g)
Each program and budget prepared and approved by the Technical Review Group must be sufficient to comply with any requirements of Colombian law, keep the Project in good standing and maintain land access to the Project.

(h)
If by May 6 2008 the Technical Review Group fails to meet to determine a program and budget of Expenditure, or fails to approve a program and budget that meets the requirements of clause 2.4(g) of this Deed for the forthcoming 12 months, the Operator shall prepare a program and budget that meets the requirements of clause 2.4(g) of this Deed and the Operator may make cash calls on De Beira against the program and budget.

(i)
The Chairman of the Technical Review Group will be a representative of De Beira.  The Chairman must give approval in writing, on behalf of the Technical Review Group, of any expenditure beyond an approved program or budget before such expenditure is incurred, except in the case of emergency expenditure involving any actual or reasonably apprehended damage to the Project or injury or loss of life.

2.5	Operator cash calls

(a)	Goldplata Colombia is the Operator of the Project. Goldplata Colombia may not be removed as Operator during the Option Period.

(b)	The Operator may make cash calls on De Beira for the purposes of:

(i)	meeting the estimated expenses of the programs, budgets and any Exploration Expenditure approved by the Technical Review Group;

(ii)	complying with Clause 10 of the Titiribi Agreement; and

Page - 66

(iii)	complying with Colombian law, keeping the Project in good standing and maintaining land access to the Project.

For the avoidance of doubt, the Operator may not make cash calls on De Beira for any purposes other than those set out above.

(c)	De Beira must pay the funds required by a cash call within 14 days of receiving the cash call.

(d)	If De Beira fails to pay a cash call when due, the Owners may give De Beira a notice of default, specifying the amount of the cash call due ("Cash Call Default Notice").

(e)
If De Beira fails to pay the cash call within 14 days of receiving the Cash Call Default Notice (or such later period as the Owners may agree) then, without prejudice to any other remedies which the Owners may have, the Owners may terminate the New Agreement.  If the Owners terminate the New Agreement for failure to pay a cash call or failure to meet Exploration Expenditure requirements under Clause 2.3(b) of this Deed, the Owners will be under no further obligation or liability to De Beira whatsoever in respect of the New Agreement, including any claim in respect of funds previously contributed by De Beira to the Owners for the purposes of the Titiribi Project.

2.6	Jurisdiction and governing law

Clause 25(h) of the Titiribi Agreement is hereby deleted.  The New Agreement shall be governed by and construed in accordance with the laws from time to time in Western Australia and the parties submit to the non-exclusive jurisdiction of the courts of Western Australia and all courts competent to hear appeals therefrom for all disputes arising in connection with the New Agreement.

2.7	Inconsistency

Clause 2 of this Deed prevails to the extent of any inconsistency with the Titiribi Agreement.

3.	Releases and indemnities

(a)
De Beira releases and discharges the Owners, their Related Bodies Corporate and Related Entities from all actions, suits, claims, demands, causes of action, costs and expenses (including any existing unsatisfied costs orders), legal, equitable, under statute and otherwise, and all other liabilities of any nature (whether or not the parties were or could have been aware of them) which De Beira, its Related Bodies Corporate and Related Entities now have, at any time had, may have, or but for this Deed, could or might have had, against the Owners, their Related Bodies Corporate and Related Entities concerning:

(i)
the Notice of Termination dated 26 October 2007 relating to the Letter of Understanding dated 6 May 2006 between Goldplata Corporation Limited, Goldplata Resources Inc., Goldplata Resources Sucursal-Columbia and De Beira Goldfields Inc., regarding the Titiribi Project;

(ii)
the Notice of Termination dated 28 September 2007 relating to the Heads of Agreement dated 26 July 2007 between Goldplata Resources Peru S.A.C, Goldplata Resources Inc., Goldplata Resources Sucursal-Columbia, Goldplata Corporation Limited and Goldplata Mining International Corporation and De Beira Goldfields Inc;

Page - 67

(iii)
the Notice of Termination dated 28 September 2007 relating to the Letter of Understanding dated 5 July 2006 between Goldplata Resources Peru S.A.C, Goldplata Resources Inc. and De Beira Goldfields Inc., regarding the Suyckutambo Project; and

(iv)
the Notice of Termination dated 28 September 2007 relating to the Letter of Understanding dated 5 July 2006 between Goldplata Resources Peru S.A.C, Goldplata Resources Inc. and De Beira Goldfields Inc., regarding the Condoroma Project.

(b)
To avoid any doubt, De Beira acknowledges and agrees that it has no right, title or interest in the Titiribi Project (except as provided for in Clause 2 of this Deed), the Suyckutambo Project, the Condoroma Project, the El Diablo Project, or the Acandi Project.

(c)
De Beira shall indemnify and keep indemnified the Owners, their Related Bodies Corporate and Related Entities against any loss arising out of, relating to or in connection with the matters the subject of the release in Clause 3(a) of this Deed.

4.	Consent to assignment

(a)
In reliance on the covenants given by Windy Knob in Clause 4(b) of this Deed, and subject to Windy Knob's compliance with Clause 4(b) of this Deed, the Owners consent to the assignment by De Beira to Windy Knob of De Beira's rights, title and interest conferred under Clause 2 of this Deed ("Assignment").

(b)	Windy Knob must:

(i)
immediately upon execution of this Deed, pay Goldplata Mining or its nominee the sum of US$250,000 by telegraphic transfer (which amount is non-refundable if the Assignment fails to complete) and provide Goldplata Mining with written evidence confirming the transmission of $US250,000; and

(ii)
immediately upon completion of the Assignment, pay Goldplata Colombia or its nominee the sum of US$540,000 by telegraphic transfer and provide Goldplata Mining with a copy of the executed deed of assignment and written evidence confirming the transmission of US$540,000, and covenants with the Owners to, as from the completion of the Assignment, observe, perform and be bound by the obligations of De Beira under the New Agreement.

(c)	For the avoidance of doubt, the amounts paid by Windy Knob under Clauses 4(b)(i) and 4(b)(ii) of this Deed:

(i)
provided it is actually subsequently received by Goldplata Mining (or its nominee), will be deemed to have been paid at the time when Goldplata Mining receives written evidence confirming the transmission of such amounts; and

(ii)	shall contribute towards the obligations assumed under Clause 2.3(b)(i) of this Deed.

(d)
If Windy Knob fails to comply with Clause 4(b) of this Deed or if the Assignment does not complete  by 5 pm Perth time on Friday 18 January 2008 (or such later time or date as the Owners agree) then, without prejudice to the Owners' rights under this Deed, the New Agreement (and, to the extent that the Titiribi Agreement remains operative, the Titiribi Agreement) shall automatically terminate.  The parties agree that the Owners shall not be liable whatsoever as a result of the termination of the New Agreement (or the Titiribi Agreement, if applicable) under this Clause 4(d).

Page - 68

5.	General

5.1	Confidentiality

(a)
The parties agree to keep confidential the existence of this Deed and, subject to the remainder of this Clause 5.1 of this Deed, will not disclose those matters other than to a Related Body Corporate or other person reasonably having a need to know about such matters, provided that such disclosure must be made on a confidential basis.

(b)	The prohibition in Clause 5.1(a) of this Deed does not apply to the extent that a party is required to make disclosure:

(i)
to comply with the requirements of any law or rules of an applicable stock exchange provided that the disclosing party seeks the prior approval of the other parties as to the form, content and timing of the disclosure, which approval:

A.	must not be unreasonably withheld; and

B.
is deemed to be given unless the non-disclosing party notifies the disclosing party in writing of its refusal to approve the disclosure within 24 hours of receiving notice from the disclosing party of its intended disclosure; or

(ii)	for the purpose of obtaining any consent, authorisation, approval or licence from a government authority.

5.2	Further acts

Each party will promptly do and perform all further acts and execute and deliver all further documents (in form and content reasonably satisfactory to that party) required by law or reasonably requested by any other party to give effect to this Deed.

5.3	Notices

(a)
A notice or other communication under or in connection with this Deed ("Notice") must be in writing and may be sent by post, email or facsimile, to the postal address, email address or facsimile number of the relevant receiving party specified in Clause 5.3(d) of this Deed, or as notified from time to time.

(b)
A Notice transmitted by facsimile in accordance with Clause 5.3(a) of this Deed will be deemed to have been  received by the receiving party when the sender's facsimile machine records that it was transmitted without error.

(c)	A Notice transmitted by email in accordance with Clause 5.3(a) of this Deed will be deemed to have been received by the receiving party:

(i)	on the date that the email was sent, where the email was sent before it is 5pm in the time zone where the recipient was located; or

Page - 69

(ii)	on the next Business Day after the email was sent, when the email was sent after 5pm in the time zone where the recipient was located,

provided that:

(iii)	the intended recipient has not previously informed the sender that it is incapable of receiving emails or accessing emails at the time the email was sent; and

(iv)	an "undeliverable receipt" has not been returned to the sender.

(d)	The details for Notice for the parties are as follows:

(i)	in the case of De Beira:

Address:	30 Ledgar Road, Balcatta, Western Australia

Facsimile:	+61 8 9240 2406

Email:	shahs@crcpl.com.au

(ii)	in the case of Windy Knob:

Address:	Level 17, Exchange Plaza, 2 The Esplanade, Perth, Western Australia

Facsimile:	+61 8 9221 5107

Email:	Mathew@deltasecurities.com.au

(iii)	in the case of the Goldplata Mining and Goldplata Resources:

Address:	9 Lotissement Mont Joyeux, Cayenne, French Guiana

Facsimile:	+59 4 594 29 85 00

Email:	micheljuilland@yahoo.fr

(iv)	in the case of the Goldplata Colombia:

Address:	care of Calle 33AA No. 80C-18 La Castellana Medellin, Antioquia, Colombia

Facsimile:	+57 4 250 60 40

Email:	gjuilland@hotmail.com and murielminingcorp@yahoo.com

5.4	Notice to Windy Knob under the New Agreement

If the Assignment is completed, then for the purposes of Windy Knob receiving notice under the New Agreement, Windy Knob confirms that its details are as set out in Clause 5.3(d)(ii) of this Deed.

5.5	Costs and stamp duty

(a)
Subject to Clause 5.5(b) of this Deed, the parties will each bear their respective legal and other costs associated with the negotiation and execution of, and performance of their obligations under, this Deed.

Page - 70

(b)	De Beira will bear the costs of any stamp duty (including any penalties for late lodgement or non-payment of duty) assessed in relation to this Deed and the transactions it contemplates.

5.6	Amendments

This Deed may only be amended by agreement in writing between the parties.

5.7	Assignment

The rights of the parties under this Deed are personal and cannot be assigned without the consent of the parties except as provided for in this Deed.

5.8	Entire agreement

This Deed constitutes the entire agreement between the parties as to its subject matter and supersedes all prior contracts, arrangements and understandings, including the Titiribi Agreement (to the extent it is operative) and the Heads of Agreement dated 26 July 2007 between De Beira, Goldplata Resources, Goldplata Colombia, Goldplata Mining, Goldplata Resources Peru S.A.C. and Goldplata Corporation Limited.

5.9	Counterparts

This Deed may be executed in one or more counterparts (including by facsimile signature) which, taken together, will constitute one and the same document.

5.10	Governing law and jurisdiction

This Deed is governed by and construed in accordance with the laws from time to time in Western Australia and the parties submit to the non-exclusive jurisdiction of the courts of Western Australia and all courts competent to hear appeals therefrom for all disputes arising in connection with this Deed.

Page - 71

Schedule 1 - Titiribi Agreement

Page - 72

Executed as a deed.

Executed by De Beira Goldfields Inc by or in the presence of:
/s/ Reginald Norman Gillard	/s/ Klaus Peter Eckhoff
Signature of Director Reginald Norman Gillard	Signature of Secretary/other Director Klaus Peter Eckhof
Name of Director in full	Name of Secretary/other Director in full
11 Jan 08	11 Jan 08

Executed by Windy Knob Resources Limited ACN 122 417 243 by or in the presence of:
/s/ Mathew Walker	/s/ Russell Lynton-Brown
Signature of Director Mathew Walker	Signature of Secretary/other Director Russell Lynton-Brown
Name of Director in full	Name of Secretary/other Director in full
11 Jan 08	11 Jan 08
Date	Date

Executed by Goldplata Resources Sucursal-Colombia by or in the presence of:
/s/ Michel P. Juilland	/s/ Georges P. Juilland
Signature of Director Michel P. Juilland	Signature of Secretary/other Director Georges P. Juilland
Name of Director in full	Name of Secretary/other Director in full
11 Jan 08	11 Jan 08
Date	Date

Page - 73

Executed by Goldplata Resources Inc by or in the presence of:
/s/ Michel P. Juilland	/s/ Georges P. Juilland
Signature of Director Michel P. Juilland	Signature of Secretary/other Director Georges P. Juilland
Name of Director in full	Name of Secretary/other Director in full
11 Jan 08	11 Jan 08
Date	Date

Executed by Goldplata Mining International Corporation by or in the presence of:
/s/ Gregorio Pinto
Signature of Director Gregorio Pinto	Signature of Secretary/other Director
Name of Director in full	Name of Secretary/other Director in full
11 Jan 08
Date	Date

Page - 74

Exhibit 31

Page - 75

DE BEIRA GOLDFIELDS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Klaus Eckhof, certify that:

1.   I have reviewed this annual report on Form 10-K for the fiscal year ending August 31, 2007 of De Beira Goldfields Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  July 14, 2009

   /s/ Klaus Eckhof
Klaus Eckhof

Chief Executive Officer

Page - 76

DE BEIRA GOLDFIELDS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Susmit Shah, certify that:

1.   I have reviewed this annual report on Form 10-K for the fiscal year ending August 31, 2007 of De Beira Goldfields Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  July 14, 2009

   /s/ Susmit Shah
Susmit Shah

Chief Financial Officer

Page - 77

Exhibit 32

Page - 78

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of De Beira Goldfields Inc. (“De Beira”) on Form 10-K for the period ending August 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Klaus Eckhof, President and Chief Executive Officer of De Beira and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

 /s/ Klaus Eckhof
Klaus Eckhof
Chief Executive Officer

July 14, 2009

Page - 79

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of De Beira Goldfields Inc. (“De Beira”) on Form 10-K for the period ending August 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Susmit Shah, Chief Financial Officer of De Beira, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

   /s/ Susmit Shah
Susmit Shah
Chief Financial Officer

July 14, 2009

Page - 80

Exhibit 99.1

Page - 81

De Beira Goldfields Inc.

DISCLOSURE COMMITTEE CHARTER

Disclosure Policy

All disclosures made by De Beira to its security holders or the investment community should (i) be accurate, complete and timely, (ii) present fairly, in all material respects, De Beira’s financial condition, results of operations and cash flows, and (iii) meet any other legal, regulatory or stock exchange requirements.

Committee Purpose

De Beira’s Disclosure Committee (the “Committee”) will assist De Beira’s officers and directors (collectively, the “Senior Officers”) fulfilling De Beira’s and their responsibilities regarding (i) the identification and disclosure of material information about De Beira and (ii) the accuracy, completeness and timeliness of De Beira’s financial reports.

Responsibilities

Subject to the supervision and oversight of Senior Officers, the Committee will be responsible for the following tasks:

●
Review and, as necessary, help revise De Beira’s controls and other procedures (“Disclosure Controls and Procedures”) to ensure that (i) information required by De Beira to be disclosed to the Securities and Exchange Commission (the “SEC”), and other written information that De Beira will disclose to the public is recorded, processed, summarized and reported accurately and on a timely basis, and (ii) such information is accumulated and communicated to management, including the Senior Officers, as appropriate to allow timely decisions regarding required disclosure.

●	Assist in documenting, and monitoring the integrity and evaluating the effectiveness of, the Disclosure Controls and Procedures.

●
Review De Beira’s (i) annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, proxy statement, material registration statements, and any other information filed with the SEC (collectively, the “Reports”), (ii) press releases containing financial information, earnings guidance, forward-looking statements, information about material transactions, or other information material to De Beira’s shareholders, (iii) correspondence broadly disseminated to shareholders, and (iv) other relevant communications or presentations (collectively, the “Disclosure Statements”).

●
  Discuss information relative to the Committee’s responsibilities and proceedings, including (i) the preparation of the Disclosure Statements and (ii) the evaluation of the effectiveness of the Disclosure Controls and Procedures.

Page - 82

Other Responsibilities

The Committee will have such other responsibilities, consistent with the Committee’s purpose, as any Senior Officer may assign to it from time to time.

Disclosure Control Considerations

The Committee will base the review and revision of the Disclosure Controls and Procedures on the following factors:

●
Control Environment: The directives of the Board of Directors and the Audit Committee; the integrity and ethical values of De Beira’s officers and employees, including the “tone at the top”; De Beira’s Code of Ethics; and the philosophy and operating style of management, including how employees are organized and how authority is delegated.

●	Risk Assessment: The identification and analysis of relevant risks to achieving the goal of accurate and timely disclosure, forming a basis for determining how the risks should be managed.

●	Control Activities: The procedures to ensure that necessary actions are taken to address and handle risks to achievement of objectives.

●	Information and Communication: The accumulation, delivery and communication of financial information throughout (i.e., up, down and across) the organization.

●
Monitoring: The assessment of the quality of the financial reporting systems over time through ongoing monitoring and separate evaluations, including through regular management supervision and reporting of deficiencies upstream.

Organization

The members of the Committee will be comprised of De Beira’s officers and directors.

The Committee may designate two or more individuals, at least one of whom will be knowledgeable about financial reporting and another about law, who can, acting together, review Disclosure Statements when time does not permit full Committee review.

The Senior Officers at their option may, at any time and from time to time, assume any or all of the responsibilities of the Disclosure Committee identified in this Charter, including, for example, approving Disclosure Statements when time does not permit the full Committee (or the designated individuals) to meet or act.

The Committee may, at any time and from time to time, utilize external service providers to review and provide further comment on the Reports and the Disclosure Statements.

Page - 83

Chair

The Chief Financial Officer of De Beira will act as the Chair of the Committee (unless and until another member of the Committee will be so appointed by any Senior Officer).

Meetings and Procedures

The Committee will meet or act as frequently and as formally or informally as circumstances dictate to (i) ensure the accuracy, completeness and timeliness of the Disclosure Statements and (ii) evaluate the Disclosure Controls and Procedures and determine whether any changes to the Disclosure Controls and Procedures are necessary or advisable in connection with the preparation of the Reports or other Disclosure Statements, taking into account developments since the most recent evaluation, including material changes in De Beira’s organization and business objectives and any material change in economic or industry conditions.

The Committee will adopt, whether formally or informally, such procedures as it deems necessary to facilitate the fulfillment of its responsibilities.

Full Access

The Committee will have full access to all of De Beira’s books, records, assets, facilities and personnel, including the internal auditors, in connection with fulfilling its responsibilities.

Charter Review

The Committee will review and assess this Charter annually and recommend any proposed changes to the Senior Officers for approval.

Interpretation

Any questions of interpretation regarding this Charter, or the Committee’s responsibilities or procedures, will be determined initially by the Chair and, to the extent necessary, ultimately by the Senior Officers.

Page - 84