Form 10-K
period 2008-08-31
De Beira Goldfields Inc.
filed 2009-10-01
CIK 1345756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                                      August 31, 2008

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

There were 59,696,785 shares of common stock outstanding on September 21, 2009.

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

Page - 2

TABLE OF CONTENTS
PART I

Item 1. Business	4
Item 1A. Risk Factors	10
Item 1B. Unresolved Staff Comments	10
Item 2. Properties	10
Item 3. Legal Proceedings	10
Item 4. Submission of Matters to a Vote of Security Holders	10

PART II

PART III

PART IV

Item 15. Exhibits and Financial Statement Schedules	27

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended August 31, 2008, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

PART I

Item 1.                      Description of Business.

General

De Beira Goldfields Inc. (“De Beira”) is a Nevada corporation that was incorporated on May 28, 2004.

Since June 2006, De Beira has had its office at 30 Ledgar Road, Balcatta, Western Australia, 6021.  The telephone number at this office is 011-61-89-240-2836.  De Beira uses this office space under an arrangement whereby an entity related to the president and director of the Company provides office administration, accounting and corporate secretarial services to the Company for a fee based on time and hourly charge rates.  De Beira maintains its statutory registered agent’s office at 2470 St. Rose Parkway, Henderson, Nevada, 89075.

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
• the quality and experience of management services which may be available and the depth of that management;
• the potential for further research, development, or exploration;
• specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
• the potential for growth or expansion;
• the potential for profit; and
• the perceived public recognition or acceptance of products, services, or trades name identification.

A target business may have an agreement with a consultant or advisor, providing that services of the consultant or advisor be continued after any business combination.  Additionally, a target business may be presented to De Beira only on the condition that the services of a consultant or advisor be continued after a merger or acquisition.  Such pre-existing agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

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

A.  Titiribi Gold/Copper Project – Colombia Property

De Beira entered into an agreement with Goldplata Corporation Limited, Goldplata Resources Inc. and Goldplata Resources Sucursal Colombia (the “Goldplata Group”) dated May 6, 2006, whereby De Beira was granted an option to acquire up to a 70% interest in the Titiribi Gold/Copper project in Colombia, South America (the “Colombia Property”).  The agreement allowed De Beira to acquire an initial interest of 65% by sole funding $8 million in exploration expenditures within a 3 year period (the “Option Period”). The Option Period commenced on June 9, 2006.  After acquiring 65% interest, De Beira had 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%.  See Exhibit 10.2 – Letter of Understanding for more details.

The additional interest was to be acquired upon the earlier of completing a bankable feasibility study or spending a further $12 million, both within a period of no more than 3 years from the time of the election.  De Beira could not withdraw from the agreement after the start of the Option Period until it either incurred $1 million in exploration expenditure or paid $1 million to the Goldplata Group.  Through August 31, 2008 and up to the date of this report $2,830,000 of exploration expenditures have been paid by the Company and recorded as mineral property and exploration costs on the statement of operations.

Page - 7

On January 11, 2008 the Company entered into an agreement with an Australian public listed company, Windy Knob Resources Limited (“Windy Knob”) to assign its interests in the Titiribi Gold/Copper Project for cash proceeds of $1 million being reimbursement of exploration expenditures and 3,250,000 shares in Windy Knob. The terms of the agreement were as follows:

i.	payment of $250,000 to Goldplata on behalf of De Beira to satisfy outstanding cash call requirements (this was paid in January 2008);
ii.	payment of $540,000 to Goldplata on behalf of De Beira to satisfy outstanding cash calls at the completion of due diligence by Windy Knob (this was paid in January 2008); and
iii.	payment of $210,000 direct to De Beira at the completion of due diligence by Windy Knob (this was received on February 4, 2008).

The 3,250,000 shares in Windy Knob were issued on April 16, 2008 and sold on May 23, 2008 for cash proceeds of $250,047. In connection with this transaction, the Company recognized a gain of $1,376,288, which is reported in other income. As noted above, $790,000 of this gain is offset within mineral property and exploration costs, as it was paid by Windy Knob on behalf of the Company to secure the Company’s rights under the original agreement prior to the sale.

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

As of August 31, 2008 the loan advances equalled $6,100,000. However, this amount was fully provided against as at August 31, 2007. Minanca has undertaken to grant a mortgage of all its assets to the Company as security against the loan advances noted above; however, this has not yet occurred. Repayment of the loan advances rank in priority ahead of any dividend or distribution payments to shareholders of Minanca.

A formal agreement was executed by both parties on July 10, 2006 and in conjunction with the signing of the agreement, De Beira provided Emco with a $100,000 deposit.  The issue of 10,000,000 restricted common shares was not completed.  See Exhibit 10.4 – Share Sale Agreement for more details.

On December 9, 2007 the Company entered into an agreement with Emco to rescind the acquisition by De Beira of an 80% interest in Minanca as the Company concluded that it was not in its best interests to settle the acquisition. As a consequence, neither party has any further rights or obligations to each other, except that Minanca remains indebted to De Beira for an amount of $6,100,000 which it had agreed to pay as follows:

i.           payment of US$250,000 to De Beira by close of business on December 14, 2007;
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

On June 16, 2006, the Company paid $400,000 as per the terms of the agreement and provided a loan advance of $100,000 to Minanca.  The Company had recorded the $400,000 as deferred acquisition costs pending the final settlement of the agreement, however the amount was expensed to the income statement during the quarter ended August 31, 2007 as a result of the agreement entered into on December 9, 2007 by the Company with Emco to rescind the agreement (see above).

C.  Condoroma and Suyckutambo Projects - Peru Property

On July 5, 2006, De Beira entered into agreements with the Goldplata Group to acquire an interest of up to 70% in the Condoroma and Suyckutambo Projects in Peru, which are prospective for gold and silver.  De Beira was granted an option to acquire up to 70% interest in each of these two projects on identical terms.  The agreements allowed De Beira to acquire an initial interest of 65% by sole funding $4 million in exploration expenditures within a 3 year period (the “Option Period”).  The Option Period commenced on August 4, 2006.  After acquiring 65%, De Beira had 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%.  The additional interest was to be acquired upon the earlier of completing a bankable feasibility study or spending a further $6 million, both within a period of no more than 3 years from the time of the election.  De Beira could not withdraw from the agreement after the start of the Option Period until it either incurred $500,000 in exploration expenditures or paid $500,000 to the Goldplata Group.  Through August 31, 2008 and up to the date of this report a total of $1,110,000 of exploration expenditures have been paid by the Company and recorded as mineral property and exploration costs on the statement of operations. In September 2007, De Beira decided to withdraw from the Condoroma and Suyckutambo Projects as it became apparent that De Beira and the permit holders, the Goldplata Group, had different philosophies about how the projects should be further explored and developed.  De Beira favored a measured approach, with a focus on further exploration to maximize the resource potential whereas the Goldplata Group favored a short term development and production strategy.

D.  Acandi Project

On October 19, 2006, the Company entered into a preliminary agreement in association with the Goldplata Group to earn an 80% interest in the Acandi copper / gold project in North East Colombia, near the Panama border, by sole funding exploration expenditures and making cash payments to the present beneficial holder of the project interest.  Through August 31, 2008, $525,000 of exploration expenditures have been paid by the Company. In September 2007, the Company withdrew from the Acandi project and there are no residual rights or financial obligations.

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

Government Controls and Regulations

De Beira is not subject to any government controls or regulations as the Company has no interests in any mineral projects

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

De Beira currently does not own any patents or trade marks.  Also, De Beira is not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.

Page - 9

Number of Total Employees and Number of Full Time Employees

Through June 2007, De Beira had only one paid employee, although there are no employees at the present time.

Item 1A .          Risk Factors

De Beira is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.          Unresolved Staff Comments

De Beira is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.                      Description of Property

As at the date of this report De Beira does not own any mineral properties or mineral property interests.

Since June 2006, De Beira has had its office at 30 Ledgar Road, Balcatta, Western Australia, 6021.  The telephone number at this office is 011-61-89-240-2836.  De Beira uses this office space under an arrangement whereby an entity related to the president and director of the Company provides office administration, accounting and corporate secretarial services to De Beira for a fee based on time and hourly charge rates.

Item 3.                      Legal Proceedings

De Beira is not a party to any pending legal proceedings and, to the best of management’s knowledge, none of De Beira’s property or assets are the subject of any pending legal proceedings.

Item 4.                      Submission of Matters to a Vote of Security Holders

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

The table on the next page gives the high and low bid information for each fiscal quarter De Beira’s common stock has been quoted for the last three fiscal years and for the interim period ended September 21, 2009.  The bid information was obtained from Pink OTC Markets, Inc. (fka Pink Sheets LLC) and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Page - 10

High & Low Bids
Period ended	High	Low	Source
21 September 2009	$0.10	$0.04	Pink OTC Markets, Inc
31 August 2009	$0.0405	$0.031	Pink OTC Markets, Inc.
31 May 2009	$0.041	$0.031	Pink OTC Markets, Inc.
28 February 2009	$0.045	$0.045	Pink OTC Markets, Inc.
30 November 2008	$0.125	$0.041	Pink OTC Markets, Inc.
31 August 2008	$0.135	$0.11	Pink OTC Markets, Inc.
31 May 2008	$0.22	$0.10	Pink OTC Markets, Inc.
29 February 2008	$0.40	$0.21	Pink OTC Markets, Inc.
30 November 2007	$0.72	$0.37	Pink Sheets, LLC
31 August 2007	$1.03	$0.52	Pink Sheets, LLC
31 May 2007	$1.20	$0.76	Pink Sheets, LLC
28 February 2007	$2.04	$1.06	Pink Sheets, LLC
30 November 2006	$2.94	$0.91	Pink Sheets, LLC
31 August 2006 (after a 3 for 2 split on 16 June 2006)	$10.12	$1.15	Pink Sheets, LLC

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

Page - 11

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

Page - 13

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

The financial statements for the year ended August 31, 2008 have been prepared assuming De Beira will continue as a going concern.  De Beira has incurred net losses of approximately $66,700 and $10,944,000 for the years ended August 31, 2008 and 2007.  The report of the independent registered public accounting firm on De Beira’s financial statements as of and for the year ended August 31, 2008 includes a ‘going concern’ explanatory paragraph which means that the accounting firm has expressed substantial doubt about De Beira’s ability to continue as a going concern.  Management’s plans with respect to these matters are described in this section and in its financial statements, and does not include any adjustments that might result from the outcome of this uncertainty.  There is no guarantee that De Beira will be able to raise the funds or raise further capital for the operations planned in the future.

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

Page - 16

Results of Operations

De Beira has generated no operating revenues since its inception on May 28, 2004 through the year ended August 31, 2008.  For the year ended August 31, 2008, De Beira had interest income of $1,286 compared to $20,599 for the year ended August 31, 2007.

Total expenses for the year ended August 31, 2008 were $1,244,109 compared to $10,941,539 for the year ended August 31, 2007.  Expenses were lower in fiscal year 2008 than 2007 primarily due to higher mineral property and exploration costs ($843,914 versus $3,702,039) than the previous fiscal year,  the expensing of the deferred acquisition costs previously recorded as an asset ($400,000) and the provision against the Minanca loan ($6,100,000) in the fiscal year 2007. Management fees, professional fees and travel costs ($351,562 versus $688,787) were lower in fiscal year 2008 than 2007 primarily due to lower expenditures for corporate promotions, public relations, legal fees, accounting and audit fees as a result of decreased company activity.

Liquidity and Capital Resources

As of August 31, 2008, De Beira had cash of $38,609 and a working capital deficit of $1,206,470.   During the year ended August 31, 2008 De Beira used $318,356 in operating activities. As previously noted, De Beira is not generating revenues and accordingly has not generated any cash flows from operations.  De Beira is uncertain as to when it will produce cash flows from operations to meet operating and capital requirements and will require significant funding from external sources.

During fiscal year 2008 De Beira received $210,000 and 3,250,000 shares in Windy Knob as part of the sale proceeds for assigning its interests in the Titiribi Gold/Copper Project to Windy Knob.  The shares were sold on May 23, 2008 for cash proceeds of $250,047.

De Beira received $6,106,000 of cash through private placements of De Beira’s common stock during the year ended August 31, 2007 and zero during the year ended August 31, 2008. In addition, De Beira received $594,313 of cash through loans with related parties in fiscal year 2007, of which $398,902 was repaid during that same fiscal year and of which $177,581 was repaid during fiscal year 2008. In addition, De Beira received $740,000 of cash during fiscal year 2007 from an unrelated third party.

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

Page - 17

Outlook

As of August 31, 2008, De Beira had cash and cash equivalents of $38,609 and a working capital deficit of $1,206,470.  De Beira will need to raise additional capital to execute its business plan of project identification and assessment.  Although the agreement for the acquisition of an 80% interest in Minanca has been cancelled, management continues to seek recovery of all or part of the $6.1 million owed to De Beira on the loan. As mentioned previously, management intends to recapitalize the Company, raise new capital and seek new investment opportunities within the mineral sector. Management believes that its worldwide industry contacts will make it possible to raise capital and identify and assess new projects.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No.115 (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact the adoption of SFAS No. 159 will have on its financial statements.

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

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, on September 1, 2007.  FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. The Company did not have any unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Nevada. Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary.  Upon adoption of SFAS 160, effective for the Company as of September 1, 2009, noncontrolling interests will be classified as equity in the Company's financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the Company's income and comprehensive income.  The presentation and disclosure provisions of this standard must be applied retrospectively upon adoption.  The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial statements.

Page - 18

In December 2007, the FASB issued FASB Statement No. 141R (SFAS 141R), Business Combinations, which changes how business acquisitions are accounted for.  SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141R is not expected to have a material impact on the Company’s financial statements, unless the Company enters into any future business acquisitions.

On June 29, 2009, the FASB issued SFAS No. 168 (SFAS 168) Accounting Standards Codificationand the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  The Company will adopt SFAS 168 for the quarterly period ending November 30, 2009, as required, and adoption is not expected to have a material impact on the Company’s financial statements.

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

The Report of De Beira’s Independent Registered Public Accounting Firm, GHP Horwath, P.C., on its audited financial statements as of August 31, 2008 and 2007 and for each of the years in the two-year period then ended, and for the period from May 28, 2004 (inception) through August 31, 2008 is included immediately preceding the audited financial statements at the end of this Report.

Item 9.                      Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.           Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by De Beira’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of De Beira’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, De Beira’s management concluded, as of the end of the period covered by this report, that De Beira’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was not accumulated or communicated to management to allow timely decisions regarding required disclosure, for the reasons listed below in management’s report on internal control over financial reporting.

Page - 19

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A.  De Beira’s internal control over financial reporting is a process designed under the supervision of De Beira’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of De Beira’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of De Beira’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of De Beira’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of De Beira’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on De Beira’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by De Beira’s Chief Financial Officer in connection with the audit of its financial statements as of August 31, 2008 and these matters were communicated to its management.

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of August 31, 2008, De Beira’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Management believes that the material weaknesses set forth above did not have an affect on De Beira’s financial results.  Management also believes that the lack of a functioning audit committee and lack of a majority of outside directors on De Beira’s board of directors caused and continues to cause an ineffective oversight in the establishment and monitoring of the required internal controls over financial reporting.

De Beira is committed to improving its financial organization.  As part of this commitment and when funds are available, De Beira will create a position within De Beira’s accounting and finance team to segregate duties consistent with its control objectives and will increase its personnel resources and technical accounting expertise within the accounting function by:  i) appointing one or more outside directors to its board of directors who will also be appointed to the audit committee of De Beira resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls over financial reporting; and ii) preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Page - 20

Management believes that the appointment of one or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on De Beira’s Board.  In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses:  (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.  Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department.  Additional personnel will also provide the cross training needed to support De Beira if personnel turn-over issues within the department occur.  This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues De Beira may encounter in the future.

Management will continue to monitor and evaluate the effectiveness of De Beira’s internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

De Beira’s independent auditors have not issued an attestation report regarding De Beira’s internal control over financial reporting.  As a result, this annual report does not include such a report.  De Beira was not required to have, nor has De Beira, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit De Beira to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in De Beira’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended August 31, 2008, that materially affected, or are reasonably likely to materially affect, De Beira’s internal control over financial reporting.

Subsequent to August 31, 2008, management completed its assessment of De Beira’s internal controls over financial reporting and found the internal controls to be ineffective.  As a result of such assessment, in June 2009 management decided that certain changes to De Beira’s internal controls over financial reporting are required, as discussed above, and those changes should materially affect De Beira’s internal control over financial reporting in the future when implemented.

Also, in June 2009 management made certain changes to De Beira’s disclosure controls and procedures and implemented certain remediation procedures, as discussed above.

Item 9B.  Other Information

During the fourth quarter of the year covered by this Form 10-K, De Beira had no information to be disclosed as required on a Form 8-K that was not previously disclosed.

PART III

Item 10.                      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a)           Identify Directors and Executive Officers

The directors named below (except for Reg Gillard who resigned on June 1, 2008) will serve until the next annual meeting of the stockholders.  Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting.  Officers will hold their positions at the discretion of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between the directors and officers and any other person pursuant to which any director or officer was to be selected as a director or officer.

Page - 21

The names, addresses, ages and positions of De Beira’s officers and directors that held their positions during or since the fiscal year ended August 31, 2008 are set forth below:

Name and Address	Age	Positions
Reg Gillard 30 Ledgar Road Balcatta, Western Australia, 6021	62	Chief Executive Officer, President, and director (resigned June 1, 2008)
Klaus Eckhof 30 Ledgar Road Balcatta, Western Australia, 6021	50	Chairman
Susmit Shah 30 Ledgar Road Balcatta, Western Australia, 6021	52	Chief Financial Officer, and Treasurer, Corporate Secretary

Reg Gillard BA FCPA FAICD JP ● Mr. Gillard had been a director and the Chief Executive Officer and president of De Beira since April 2006.  Mr Gillard resigned as director, Chief Executive Officer and president on June 1, 2008.  After practicing as an accountant for over 31 years, during which time Mr. Gillard formed and developed a number of service related businesses, Mr. Gillard now focuses on corporate management, corporate governance and the evaluation and acquisition of resource projects.  During the past three years he has also served as a director of the following companies listed on the Australian and Canadian stock exchanges:

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

Page - 22

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

(e)           Compliance with Section 16(a) of the Exchange Act

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

(g)           Audit Committee Financial Expert

De Beira does not have a separately-designated standing audit committee. Susmit Shah, De Beira’s chief financial officer has skills and experience commensurate with an “audit committee financial expert”.

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

Item 11.  Executive Compensation

Page - 23

De Beira has paid $94,478 in compensation to its named executive officers during its fiscal year ended August 31, 2008.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Klaus Eckhof Chairman May 2006 – present CEO and President June 2008 - present	2006 2007 2008	11,247 48,145 54,940	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	11,247 48,145 54,940
Susmit Shah (1) CFO June 2006 – present	2006 2007 2008	21,597 87,559 30,981	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	21,597 87,559 30,981
Reg Gillard CEO and President April 2006 – June 2008	2006 2007 2008	11,289 49,622 39,538	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	11,289 49,622 39,538
Michele Fronzo (2) CEO May 2004 – April 2006 CFO May 2004 - June 2006	2006 2007 2008	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a

 (1)  Administration, accounting and secretarial fees of $30,981 (2007 - $87,559) were paid or payable to Corporate Consultants Pty Ltd, a company in which Mr. Shah is a director and has a beneficial interest.
(2)  Mr. Fronzo donated services of $4,500 in 2006.

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

Management Agreement

Pursuant to the terms and conditions of a management agreement, De Beira Goldfields Inc. had retained the services of Reg Gillard for a term of 12 months beginning April 19, 2006 which expired on April 18, 2007. However, the agreement continued and was reviewed on a monthly basis until Mr Gillard’s resignation on June 1, 2008.  See Exhibit 10.2 - Management Agreement for more details.

Page - 24

Item 12.  Security Ownership of Certain Beneficial Holders and Management

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

[2] Based on 59,696,785 shares of common stock issued and outstanding as of September 21, 2009.

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
[1] Based on 59,696,785 shares of common stock issued and outstanding as of September 21, 2009.

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

Consultant Agreements

On April 6, 2006, De Beira retained the technical services of Corporate & Resource Consultants Pty. Ltd. (“CRC”), a private Australian company, which is owned in part by Reg Gillard, Klaus Eckhof, and Susmit Shah, the officer and director (and former director) of De Beira Initially, CRC was appointed as technical consultant for De Beira, with responsibility for identifying and negotiating the acquisition of interests in prospective copper and gold projects in South America.  It was anticipated that at the conclusion of this phase, CRC would be responsible for the exploration and management of De Beira’s interests in the projects.  However, the parties have agreed that CRC will play no role in the future exploration and management of De Beira’s mineral project interests. No amounts have been paid or are payable to CRC in relation to this agreement for the year ended August 31, 2008 or 2007.

Page - 25

Mr. Gillard, Mr. Eckhof and Mr. Shah are also directors and shareholders of Corporate Consultants Pty Ltd. (“CCPL”).  CCPL provides administration, accounting and company secretarial services to De Beira Goldfields Inc.  Fees paid or payable to CCPL for the year ended August 31, 2008 were $30,981 (2007 - $87,559).

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

(c)           Director independence

De Beira’s board of directors currently solely consists of Klaus Eckhof.  Pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, De Beira’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an “independent director” means a person other than an executive officer or employee of De Beira or any other individual having a relationship which, in the opinion of De Beira’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from De Beira in excess of $200,000 during any period of 12 consecutive months within the three past fiscal years.  Also, the ownership of De Beira’s stock will not preclude a director from being independent.

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

2008 - $16,000 - GHP Horwath, P.C.
2007 - $46,000 - GHP Horwath, P.C.

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of De Beira’s financial statements and are not reported in the preceding paragraph:

2008 - $Nil - GHP Horwath, P.C.
2007 - $Nil - GHP Horwath, P.C.

Page - 26

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008 - $Nil - GHP Horwath, P.C.
2007 - $Nil - GHP Horwath, P.C.

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

2008 - $Nil - GHP Horwath, P.C.
2007 - $Nil - GHP Horwath, P.C.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)           Index to and Description of Exhibits.

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to De Beira’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 333-130264 and SEC File Number 000-51707.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements as of August 31, 2008 and 2007 and for the years ended August 31, 2008 and 2007, and for the period May 28, 2004 (inception) to August 31, 2008.	Included
3.1	Articles of Incorporation of De Beira Goldfields Inc. filed as an Exhibit to De Beira’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
3.2	By-Laws of De Beira Goldfields Inc. filed as an Exhibit to De Beira’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
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
Filed
10.5
Heads of Agreement dated July 26, 2007 among De Beira Goldfields Inc., Goldplata Resources Peru S.A.C., Goldplata Resources Inc., Golplata Resources Sucursal-Colombia, Goldplata Corporation Limited, and Goldplata Mining International Corporation, filed as an Exhibit to De Beira’s Form 10-K (Annual Report) filed on July 28, 2009 and incorporated herein by reference.
Filed
10.6
Letter Agreement dated December 6, 2007 among De Beira Goldfields Inc., Emco Corporation Inc. S.A. and Minanca Minera Nanguipa, Compania Anonima, filed as an Exhibit to De Beira’s Form 10-K (Annual Report) filed on July 28, 2009 and incorporated herein by reference.
Filed
10.7
Deed dated January 11, 2008 among De Beira Goldfields Inc., Windy Knob Resources Limited, Goldplata Mining International Corporation, Goldplata Resources Inc., and Golplata Resources Sucursal-Colombia, filed as an Exhibit to De Beira’s Form 10-K (Annual Report) filed on July 28, 2009 and incorporated herein by reference.
Filed
14.1	Financial Code of Ethics filed as an Exhibit to De Beira’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Disclosure Committee Charter, filed as an Exhibit to De Beira’s Form 10-K (Annual Report) filed on July 28, 2009 and incorporated herein by reference.	Filed

Page - 27

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, De Beira Goldfields Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

DE BEIRA GOLDFIELDS INC.

By:          /s/ Klaus Eckhof
Name:          Klaus Eckhof
Title:           Director and CEO
Dated:         September 21, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of De Beira Goldfields Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Klaus Eckhof	President, Chief Executive Officer, and member of the Board of Directors	September 21, 2009
/s/ Susmit Shah	Chief Financial Officer, Principal Financial Officer, Treasurer and Corporate Secretary	September 21, 2009

Page - 28

Exhibit A

Page - 29

De Beira Goldfields Inc.
Financial Statements
Years Ended August 31, 2008 and 2007,
and for the period from May 28, 2004 (Date of Inception)
 through August 31, 2008

Page - 30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
De Beira Goldfields Inc.

We have audited the accompanying balance sheets of De Beira Goldfields Inc. (an Exploration Stage Company) as of August 31, 2008 and 2007, and the related statements of operations, cash flows and stockholders’ equity (deficit) for each of the years then ended, and for the period from May 28, 2004 (inception) through August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of De Beira Goldfields Inc. as of August 31, 2008 and 2007, and the results of its operations and cash flows for each of the years then ended, and for the period from May 28, 2004 (inception) through August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $66,651 for the year ended August 31, 2008, and a deficit accumulated during the exploration stage of $11,875,470 for the period from May 28, 2004 (inception) through August 31, 2008. The Company also has a limited history and no revenue producing operations. These conditions have persisted into 2009 and raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/GHP HORWATH, P.C.
GHP HORWATH, P.C.

Denver, Colorado
September 14, 2009

De Beira Goldfields Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	August 31, 2008 $	August 31, 2007 $
ASSETS
Current Assets
Cash	38,609	39,432
Receivables and other assets	38	20,128
Total Assets (all current)	38,647	59,560

LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	148,631	134,714
Accrued liabilities, related party (Note 4)	206,638	80,499
Accrued liabilities, other	96,953	48,756
Loans and borrowings, related party (Note 4)	52,895	195,410
Loans and borrowings (Notes 4 and 7)	740,000	740,000
Total Liabilities (all current)	1,245,117	1,199,379

Contingencies and Commitments (Notes 3, 4, 5 and 7)

Stockholders’ (Deficit) Equity (Note 6)
Common stock, $0.001 par value, 75,000,000 shares authorized
44,096,785 shares issued and outstanding	44,096	44,096
Additional paid-in capital	10,609,154	10,609,154
Donated capital	15,750	15,750
Deficit accumulated during the exploration stage	(11,875,470)	(11,808,819)
Total Stockholders’ Deficit	(1,206,470)	(1,139,819)
Total Liabilities and Stockholders’ Deficit	38,647	59,560

The accompanying notes are an integral part of these financial statements

De Beira Goldfields Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	For the Year Ended August 31, 2008	For the Year Ended August 31, 2007	Accumulated from May 28, 2004 (Date of Inception) to August 31, 2008
	$	$	$

Revenue	-	-	-

Operating expenses
Donated rent (Note 4)	-	-	5,250
Donated services (Note 4)	-	-	10,500
General and administrative	48,633	50,713	120,204
Mineral property and exploration costs	843,914	3,702,039	4,739,777
Management fees (Note 4)	248,521	285,891	556,948
Professional fees (Note 4)	67,641	192,099	794,620
Travel costs	35,400	210,797	332,300
Write-off deferred acquisition cost (Note 3)	-	400,000	400,000
Provision against Minanca loan	-	6,100,000	6,100,000
Total operating expenses	1,244,109	10,941,539	13,059,599

Other income (expense)
Interest income	1,286	20,599	31,007
Interest expense	(73,874)	(23,050)	(96,924)
Loss on sale of investment (Note 5 )	(126,182)	-	(126,182)
Gain on sale of mineral property rights (Note 5)	1,376,228	-	1,376,228
Total other income (expense)	1,177,458	(2,451)	1,184,129
Net Loss	(66,651)	(10,943,990)	(11,875,470)
Net Loss Per Share – Basic and Diluted	*	(0.26)
Weighted Average Shares Outstanding	44,096,785	42,489,669

* Amount is less than (0.01) per share

The accompanying notes are an integral part of these financial statements

De Beira Goldfields Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
	For the Year Ended August 31, 2008 $	For the Year Ended August 31, 2007 $	Accumulated From May 28, 2004 (Date of Inception) to August 31, 2008 $

Cash Flows From Operating Activities

Net loss	(66,651)	(10,943,990)	(11,875,470)

Adjustments to reconcile net loss to cash used in operating activities:
Gain on sale of mineral property rights	(586,228)	-	(586,228)
Loss on sale of investment	126,181	-	126,181
Donated services and rent	-	-	15,750
Expenses paid by issue of common stock	-	-	500
Write-off deferred acquisition cost	-	400,000	400,000
Provision against Minanca loan	-	6,100,000	6,100,000

Change in operating assets and liabilities
(Increase) / Decrease in receivables and other assets	20,090	(8,589)	(38)
Increase in accounts payable and accrued liabilities	62,114	154,549	255,583
Increase in amounts due to related parties	126,138	70,499	196,637

Net cash used in operating activities	(318,356)	(4,227,531)	(5,367,085)

Cash Flows From Investing Activities
Cash received from sale of investment	250,047	-	250,047
Cash received from sale of mineral property rights	210,000	-	210,000
Deferred acquisition costs	-	-	(400,000)
Loan advances	-	(5,100,000)	(7,100,000)
Repayment of loan advance	-	1,000,000	1,000,000

Net cash provided by (used in) investing activities	460,047	(4,100,000)	(6,039,953)

Cash Flows From Financing Activities
Loans from related parties	-	594,313	594,313
Loan repaid to related parties	(177,581)	(398,902)	(576,483)
Loan from unrelated third party	-	740,000	740,000
Common shares issued for cash	-	6,106,000	10,652,750

Net cash (used in) provided by financing activities	(177,581)	7,041,411	11,410,580

Effect of exchange rate changes on cash	35,067	-	35,067

(Decrease) Increase in Cash	(823)	(1,286,120)	38,609

Cash - Beginning of Period	39,432	1,325,552	–

Cash - End of Period	38,609	39,432	38,609

Supplemental Disclosures
Interest paid	73,874	23,050	96,924
Income taxes paid	–	–	–

Non-cash investing and financing activities

Cash paid to Goldplata on behalf of the Company (Note 5)	790,000	–	790,000

The accompanying notes are an integral part of these financial statements

De Beira Goldfields Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)

	Common Shares		Additional			Total
	Number of Shares	Amount $	Paid-in Capital $	Donated Capital $	Accumulated Deficit $	Stockholders’ Equity(Deficit) $

Balances, May 28, 2004 (Date of inception)	-	-	-	-	-	-
Common stock issued for services to president (Note 6)	6,000,000	6,000	(5,500)	-	-	500
Return and cancellation of shares (Note 6)	(6,000,000)	(6,000)	6,000	-	-	-
Net loss	-	-	-	-	(500)	(500)
Balances, August 31, 2004	-	-	500	-	(500)	-
Common stock issued for cash	64,500,000	64,500	(17,750)	-	-	46,750
Return and cancellation of shares (Note 6)	(30,000,000)	(30,000)	30,000	-	-	-
Donated rent	-	-	-	3,000	-	3,000
Donated services	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	39,981
Common stock issued for cash (Note6)	1,964,285	1,964	4,498,036	-	-	4,500,000
Donated rent	-	-	-	2,250	-	2,250
Donated services	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	(848,560)	(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	15,750	(864,829)	3,698,171
Common stock issued for cash (Note 6)	7,632,500	7,632	6,098,368	-	-	6,106,000
Net loss	-	-	-	-	(10,943,990)	(10,943,990)
Balances, August 31, 2007	44,096,785	44,096	10,609,154	15,750	(11,808,819)	(1,139,819)
Net loss	-	-	-	-	(66,651)	(66,651)
Balances, August 31, 2008	44,096,785	44,096	10,609,154	15,750	(11,875,470)	(1,206,470)

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

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in May 2004, the Company has not generated revenue and has incurred net losses. The Company incurred a net loss of $66,651 for the year ended August 31, 2008, and a deficit accumulated during the exploration stage of $11,875,470 for the period from May 28, 2004 (inception) through August 31, 2008. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions have persisted into 2009 raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of August 31, 2008, the Company had cash and cash equivalents of $38,609. Management’s objective is to recapitalize the Company, raise new capital and seek new investment opportunities in the mineral sector.  Management believes that its worldwide industry contacts will make it possible to find and assess new projects.  There is no assurance that the Company will be able to consummate the contemplated capital raisings.  In the event that the Company is unsuccessful in raising additional capital in a timely manner, it will have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

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

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share".  SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the years ended August 31, 2008 and August 31, 2007 the effect of the 1,250,000 outstanding warrants would have been anti-dilutive, and therefore were not included in the calculations.

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

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, on September 1, 2007.  FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

2.     Significant Accounting Policies (continued)

Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. The Company did not have any unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Nevada. Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.

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

l)    Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No.115 (SFAS 159). SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact the adoption of SFAS 159 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact the adoption of SFAS 157 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary.  Upon adoption of SFAS 160, effective for the Company as of September 1, 2009, any noncontrolling interests will be classified as equity in the Company's financial statements and any income and comprehensive income attributed to the noncontrolling interest will be included in the Company's income and comprehensive income.  The presentation and disclosure provisions of this standard must be applied retrospectively upon adoption.  The adoption of SFAS 160 is not expected to have an impact on the Company’s financial statements.

In December 2007, the FASB issued FASB Statement No. 141R (SFAS 141R), Business Combinations, which changes how business acquisitions are accounted for.  SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141R is not expected to have a material impact on the Company’s financial statements, unless the Company enters into any future business acquisitions.

In June 2009, the FASB issued SFAS No. 168 (SFAS 168) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  The Company will adopt SFAS 168 for the quarterly period ending November 30, 2009, as required, and adoption is not expected to have a material impact on the Company’s financial statements.

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

As of August 31, 2008 the loan advances equalled $6,100,000 ($1,000,000 was repaid during the previous financial year.  Minanca is to undertake to grant a mortgage of all its assets to the Company as security against the loan advances noted above. Repayment of the loan advances rank in priority ahead of any dividend or distribution payments to shareholders of Minanca.

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

On June 16, 2006, the Company paid $400,000 as per the terms of the agreement and provided a loan advance of $100,000 to Minanca.  Prior to August 31, 2007, the Company had recorded the $400,000 as deferred acquisition costs pending the final settlement of the agreement, however this amount was expensed to the income statement during the year ended August 31, 2007.

4.           Related Party Transactions

a)
The Company incurred management fees of $39,538 ($49,622 for the year ended August 31, 2007) and $54,940 ($48,145 for the year ended August 31, 2007) for services provided by the former president and director of the Company, and the chairman of the Company, respectively, for the year ended August 31, 2008.

b)
Included in professional fees are consulting fees of $30,981 during the year ended August 31, 2008 ($87,559 for the year ended August 31, 2007) for administration, office rent, accounting and company secretarial services provided by a company in which the president and former director are directors and shareholders.  As of August 31, 2008, the Company has a liability of $64,271 owing for services provided under this agreement.

c)	On March 12, 2007 the Company received loan proceeds of $273,902 (AUD350,000) from an entity associated with the Company’s president. This loan was repaid with 8% simple interest on May 10, 2007.

On April 15, 2007 the Company received loan proceeds of $125,000 from a company in which the president and former director are directors and shareholders. This loan was repaid with 8% simple interest on May 10, 2007.

On June 14, 2007 the Company received loan proceeds of $93,650 - translated at Balance Sheet date, (AUD114,543) from an entity associated with the Company’s president and chief executive officer. Interest is charged at 8% simple interest, is unsecured and has no stated maturity date. This loan with interest was repaid on May 29, 2008, however there is an interest component still outstanding.

On August 1, and August 31, 2007 the Company received loan proceeds of $81,760 - translated at Balance Sheet date (AUD100,000) and $20,000 respectively, from companies in which the president and chief executive officer is a director and shareholder. Interest is charged at 8% simple interest, is unsecured and has no stated maturity date. The loans were outstanding at August 31, 2007. AUD 70,000 (US$67,193) was repaid on May 29, 2008.

5.      Mineral Properties

a)	Titiribi Gold/Copper Project

The Company entered into an agreement with Goldplata Corporation Limited, Goldplata Resources Inc. and Goldplata Resources Sucursal Colombia (the “Goldplata Group”) dated May 6, 2006, whereby the Company was granted an option to acquire up to 70% interest in the Titiribi Gold/Copper project in Colombia, South America. The agreement allowed the Company to acquire an initial interest of 65% by sole funding $8 million in exploration expenditures within a 3 year period (the “Option Period”).  The Option Period commenced on June 9, 2006. After acquiring 65% interest, the Company had 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. The additional interest was to be acquired upon the earlier of completing a bankable feasibility study or spending a further $12 million, both within a period of no more than 3 years from the time of the election. The Company could not withdraw from the agreement after the start of the Option Period until it either incurred $1 million in exploration expenditures or paid $1 million to the Goldplata Group.  Through August 31, 2008, $2,830,000 of exploration expenditures have been paid by the Company and recorded as mineral property and exploration costs on the statement of operations.

On January 11, 2008 the Company entered into an agreement with Australian publicly traded company, Windy Knob Resources Limited (“Windy Knob”) to assign its interests in the Titiribi Gold/Copper Project for cash proceeds of $1 million being reimbursement of exploration expenditures and 3,250,000 shares of common stock in Windy Knob. The terms of the agreement were as follows:

(i)	payment of $250,000 to the Goldplata Group on behalf of De Beira to satisfy outstanding cash call requirements (this was paid in January 2008);
(ii)	payment of $540,000 to the Goldplata Group on behalf of De Beira to satisfy outstanding cash calls at the completion of due diligence by Windy Knob (this was paid in January 2008); and
(iii)	payment of $210,000 direct to De Beira at the completion of due diligence by Windy Knob (this was received on February 4, 2008).

In connection with this transaction, the Company recognized a gain of $1,376,288, which is reported in other income. As noted above, $790,000 of this gain is offset within mineral property and exploration costs, as it was paid to the Goldplata Group by Windy Knob on behalf of the Company to secure the Company’s rights under the original agreement prior to the sale.

The 3,250,000 shares in Windy Knob were issued to the Company on April 16, 2008 and sold on May 23, 2008 for cash proceeds of $250,047. In connection with this sale, the Company recognized a realized loss of $126,182. This loss represents the difference between the fair value at the date the shares were issued to the Company and the date the shares were sold to a third party.

c)      Peruvian Gold / Silver Projects

On July 5, 2006, the Company entered into agreements with the Goldplata Group to acquire an interest of up to 70% in the Condoroma and Suyckutambo Projects in Peru. The Company was granted an option to acquire up to 70% interest in each of these two projects on identical terms. The agreements allowed the Company to acquire an initial interest of 65% by sole funding $4 million in exploration expenditures within a 3 year period (the “Option Period”).  The Option Period commenced on August 4, 2006.  After acquiring 65%, the Company had 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. The additional interest was to be acquired upon the earlier of completing a bankable feasibility study or spending a further $6 million, both within a period of no more than 3 years from the time of the election.  The Company could not withdraw from the agreement after the start of the Option Period until it either incurred $500,000 in exploration expenditures or paid $500,000 to the Goldplata Group.  Through August 31, 2008, $1,110,000 of exploration expenditures have been paid by the Company on the Condoroma & Suyckutambo projects and recorded as mineral property and exploration costs on the statement of operations.

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

c)      Acandi Project

On October 19, 2006, the Company entered into a preliminary agreement in association with the Goldplata Group to earn an 80% interest in the Acandi copper / gold project in North East Colombia, near the Panama border, by sole funding exploration expenditures and making cash payments to the present beneficial holder of the project interest.  Through August 31, 2008, $525,000 of exploration expenditure has been paid by the Company. In September 2007, the Company withdrew from the Acandi project and there are no residual rights or financial obligations.

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

On August 31, 2008, 1,250,000 common share purchase warrants expired. There are no warrants outstanding as of August 31, 2008.

7.	Other Loans and Borrowings

In March and July 2007 the Company received loan proceeds of $240,000 and $500,000 respectively, from an unrelated third party. These loans are unsecured and bear a simple interest of 8% per annum with no fixed repayment date, but the understanding with the lender that the loans will be repaid from proceeds of future equity financings and/or the repayment of amounts lent to Minanca.

8. Income Taxes

The components of the Company’s net deferred tax asset for the years ended August 31, 2008 and 2007 and the statutory tax rate, the effective tax rate and the valuation allowance are as follows:

	August 31, 2008	August 31, 2007
Net operating losses	$ 5,775,470	$ 5,708,819
Loan loss reserves	$ 6,100,000	$ 6,100,000
Statutory tax rate	35%	35%
Effective tax rate	-	-
Deferred tax assets	$ 4,156,415	$ 4,133,087
Valuation allowance	$ (4,156,415)	$ (4,133,087)
Net deferred tax asset	-	-

The Company has net operating loss carry-forwards for tax purposes of approximately $5,775,000 which commence expiring in 2028.  The utilization of the net operating loss carry-forwards cannot be assured.

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

9. Subsequent Events

Subsequent to year end and up to the date of this report, $56,000 has been received from third parties to subscribe for 5,600,000 shares of the Company’s common stock and borrowings of $140,000 have been converted into 14,000,000 shares. In total 14,100,000 shares were issued on February 28, 2009, 1,500,000 were issued on May 28, 2009 and 4,000,000 shares are awaiting issue pending completion of the stock subscription agreements and stock certificates.

Exhibit 31

Page - 44

DE BEIRA GOLDFIELDS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Klaus Eckhof, certify that:

1.   I have reviewed this annual report on Form 10-K for the fiscal year ending August 31, 2008 of De Beira Goldfields Inc.;

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

Date:  September 21, 2009

   /s/ Klaus Eckhof
Klaus Eckhof

Chief Executive Officer

Page - 45

DE BEIRA GOLDFIELDS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Susmit Shah, certify that:

1.   I have reviewed this annual report on Form 10-K for the fiscal year ending August 31, 2008 of De Beira Goldfields Inc.;

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

Date:  September 21, 2009

   /s/ Susmit Shah
Susmit Shah

Chief Financial Officer

Page - 46

Exhibit 32

Page - 47

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of De Beira Goldfields Inc. (“De Beira”) on Form 10-K for the period ending August 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Klaus Eckhof, President and Chief Executive Officer of De Beira and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

 /s/ Klaus Eckhof
Klaus Eckhof

Chief Executive Officer

September 21, 2009

Page - 48

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of De Beira Goldfields Inc. (“De Beira”) on Form 10-K for the period ending August 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Susmit Shah, Chief Financial Officer of De Beira, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

   /s/ Susmit Shah
Susmit Shah

Chief Financial Officer

September 21, 2009

Page - 49