Form 10-Q
period 2007-11-30
De Beira Goldfields Inc.
filed 2009-11-17
CIK 1345756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                      November 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number     000-51707

DE BEIRA GOLDFIELDS INC.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
[  ] Yes         [ X  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [    ] Yes         [    ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
       [  X ] Yes      [    ]  No

Page - 1

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2009
Common Stock - $0.001 par value	66,046,785

Transitional Small Business Disclosure Format (Check one):    Yes   [   ]     No   [ X ]

Page - 2

PART I – FINANCIAL INFORMATION

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) & (ii), the Company need not file Part 1 Financial Information for the following reasons:

•	The registrant is not in the production stage but is engaged primarily in the exploration for the development of mineral deposits other than oil, gas or coal; and

•	The registrant has not been in production during the current fiscal year or the two years immediately prior thereto; and

•
The registrant has not received any receipts from the sale of mineral products or from the operations of mineral producing properties since it does not sell mineral products nor conduct operations of mineral producing properties.

Page - 3

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

De Beira is not a party to any pending legal proceedings and, to the best of De Beira’s knowledge, none of De Beira’s assets are the subject of any pending legal proceedings.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

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

Page - 4

Item 6.  Exhibits.

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are incorporated by reference to De Beira’s previous filings.

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

Page - 5

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, De Beira Goldfields Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

DE BEIRA GOLDFIELDS INC.

Dated:           November 10, 2009                                                                By:  /s/ Klaus Eckhof
Name:                      Klaus Eckhof
Title:           President and CEO
(Principal Executive Officer)

Dated:           November 10, 2009                                                                By:   /s/ Susmit Shah
Name:                      Susmit Shah
Title:           CFO
(Principal Financial Officer)

Page - 6

Exhibit 31

Page - 7

DE BEIRA GOLDFIELDS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Klaus Eckhof, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ended November 30, 2007 of De Beira Goldfields Inc.;

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

Date:  November 10, 2009

   /s/ Klaus Eckhof
Klaus Eckhof
Chief Executive Officer

Page - 8

DE BEIRA GOLDFIELDS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Susmit Shah, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ended November 30, 2007 of De Beira Goldfields Inc.;

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

Date:  November 10, 2009

  /s/ Susmit Shah
Susmit Shah
Chief Financial Officer

Page - 9

Exhibit 32

Page - 10

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of De Beira Goldfields Inc. (the “Company”) on Form 10-Q for the period ended November 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Klaus Eckhof, President, Chief Executive Officer of the Company and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Klaus Eckhof
Klaus Eckhof
Chief Executive Officer
November 10, 2009

Page - 11

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of De Beira Goldfields Inc. (the “Company”) on Form 10-Q for the period ended November 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Susmit Shah, Chief Financial Officer, Treasurer, and Corporate Secretary of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Susmit Shah
Susmit Shah
Chief Financial Officer

November 10, 2009

Page - 12