Form 10-K
period 2009-08-31
De Beira Goldfields Inc.
filed 2010-01-05
CIK 1345756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2009

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

There were 66,046,785 shares of common stock outstanding on December 15, 2009.

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

Page - 2

TABLE OF CONTENTS
PART I

PART II

PART III

PART IV

Item 15. Exhibits and Financial Statement Schedules	24
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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended August 31, 2009, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

PART I

Item 1.                      Description of Business.

General

De Beira Goldfields Inc. (“De Beira”) is a Nevada corporation that was incorporated on May 28, 2004.

Since June 2006, De Beira has had its office at 30 Ledgar Road, Balcatta, Western Australia, 6021.  The telephone number at this office is 011-61-89-240-2836.  De Beira uses this office space under an arrangement whereby an entity related to the president and director of the Company provides office administration, accounting and corporate secretarial services to the Company for a fee based on time and hourly charge rates.  De Beira maintains its statutory registered agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014.

De Beira is an exploration stage company engaged in the acquisition and exploration of mineral properties.  De Beira’s plan of operations is to conduct mineral exploration activities on mineral properties in order to assess whether these claims possess commercially exploitable mineral deposits.  De Beira’s exploration program will be designed to explore for commercially viable deposits of base and precious minerals, such as gold, silver, lead, barium, mercury, copper, and zinc minerals.  See “Business of De Beira” and “Management’s Discussion and Analysis or Plan of Operations” below for more information.

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

Page - 4

De Beira has an authorized capital of 75,000,000 shares of common stock with a par value of $0.001 per share with 66,046,785 shares of common stock currently issued and outstanding.

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

Page - 5

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

Page - 6

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

Property Interests

De Beira does not have any mineral property assets or mineral property interests.

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

Page - 7

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

The table on the next page gives the high and low bid information for each fiscal quarter De Beira’s common stock has been quoted for the last three fiscal years and for the interim period ended November 23, 2009.  The bid information was obtained from Pink OTC Markets, Inc. (fka Pink Sheets LLC) and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
18 December 2009	$0.0504	$0.0502	Pink OTC Markets, Inc.
30 November 2009	$0.10	$0.04	Pink OTC Markets, Inc
31 August 2009	$0.0405	$0.031	Pink OTC Markets, Inc.
31 May 2009	$0.041	$0.031	Pink OTC Markets, Inc.
28 February 2009	$0.045	$0.045	Pink OTC Markets, Inc.
30 November 2008	$0.125	$0.041	Pink OTC Markets, Inc.
31 August 2008	$0.135	$0.11	Pink OTC Markets, Inc.
31 May 2008	$0.22	$0.10	Pink OTC Markets, Inc.
29 February 2008	$0.40	$0.21	Pink OTC Markets, Inc.
30 November 2007	$0.72	$0.37	Pink Sheets, LLC
31 August 2007	$1.03	$0.52	Pink Sheets, LLC
31 May 2007	$1.20	$0.76	Pink Sheets, LLC
28 February 2007	$2.04	$1.06	Pink Sheets, LLC
30 November 2006	$2.94	$0.91	Pink Sheets, LLC
31 August 2006 (after a 3 for 2 split on 16 June 2006)	$10.12	$1.15	Pink Sheets, LLC

(b)           Holders of Record

De Beira has approximately 57 holders of record of De Beira’s common stock as of December 15, 2009 according to a shareholders’ list provided by De Beira’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by De Beira of the number of beneficial owners of common stock held in street name.  The transfer agent for De Beira’s common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

Page - 8

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

(d)           Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

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

Page - 9

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

Page - 10

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

October 2009 - $0.01 Private Placement Offering

On October 19, 2009, the board of directors authorized the issuance of 4,000,000 restricted shares of common stock at a subscription price of $0.01 per restricted share.  De Beira raised $40,000 in cash in this closing, and on October 19, 2009 issued an aggregate 4,000,000 restricted shares of common stock to two non-US subscribers outside the United States.

De Beira set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the two non-US subscribers outside the United States in this one closing, De Beira relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that De Beira complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  De Beira received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the resale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

October 2009 - $0.01 Shares For Debt Offering

On October 19, 2009, the board of directors approved the settlement of debt for shares at a settlement price of $0.01 per restricted share.   De Beira settled $23,500 in debt in this closing, and on October 19, 2009 issued an aggregate 2,350,000 restricted shares of common stock to two non-US creditors outside the United States.

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

Page - 11

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

Page - 12

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

The financial statements for the year ended August 31, 2009 have been prepared assuming De Beira will continue as a going concern.  De Beira has incurred net losses of approximately $154,600 and $66,700 for the years ended August 31, 2009 and 2008.  The report of the independent registered public accounting firm on De Beira’s financial statements as of and for the year ended August 31, 2009 includes a ‘going concern’ explanatory paragraph which means that the accounting firm has expressed substantial doubt about De Beira’s ability to continue as a going concern.  Management’s plans with respect to these matters are described in this section and in its financial statements, and does not include any adjustments that might result from the outcome of this uncertainty.  There is no guarantee that De Beira will be able to raise the funds or raise further capital for the operations planned in the future.

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

Results of Operations

De Beira has generated no operating revenues since its inception on May 28, 2004 through the year ended August 31, 2009.  For the year ended August 31, 2009, De Beira had interest income of $252 compared to $1,286 for the year ended August 31, 2008.

Total expenses for the year ended August 31, 2009 were $88,584 compared to $1,244,109 for the year ended August 31, 2008.  Expenses were lower in fiscal year 2009 than 2008 primarily due to no mineral property and exploration costs being incurred during 2009 and $843,914 during the previous fiscal year. Management fees, professional fees and travel costs ($90,988 versus $351,562) were lower in fiscal year 2009 than 2008 primarily due to lower expenditures for corporate promotions, public relations, legal fees, accounting and audit fees as a result of decreased company activity.

Liquidity and Capital Resources

As of August 31, 2009, De Beira had cash of $72,424 and a working capital deficit of $1,175,055.   During the year ended August 31, 2009, De Beira used $20,211 in operating activities compared to $318,356 in the prior year. As previously noted, De Beira is not generating revenues and accordingly has not generated any cash flows from operations.  De Beira is uncertain as to when it will produce cash flows from operations to meet operating and capital requirements and will require significant funding from external sources.

Page - 13

During the year ended August 31, 2009, De Beira received $56,000 through private placements of common stock compared to zero in the prior year. During the prior year, De Beira repaid loans to related parties using cash of $177,581. During the year ended August 31, 2009, no cash was used to repay any debt, however, $140,000 of debt and accrued expenses were converted to common stock.

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

Outlook

As of August 31, 2009, De Beira had cash and cash equivalents of $72,424 and a working capital deficit of $1,175,055.  De Beira will need to raise additional capital to execute its business plan of project identification and assessment.  Although the agreement for the acquisition of an 80% interest in Minanca has been cancelled, management continues to seek recovery of all or part of the $6.1 million owed to De Beira on the loan. As mentioned previously, management intends to recapitalize the Company, raise new capital and seek new investment opportunities within the mineral sector. Management believes that its worldwide industry contacts will make it possible to raise capital and identify and assess new projects.

If De Beira does not receive sufficient funding on a timely basis, it could have a material adverse effect on its liquidity, financial condition and business prospects.  Additionally, if De Beira receives funding, it may be on terms that are not favorable to De Beira and its shareholders.

Off-Balance Sheet Arrangements

De Beira does not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Page - 14

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No.115 (SFAS 159). SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 was effective for the Company on September 1, 2008. The adoption of SFAS 159 did not have an impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS 157 was effective for the Company on September 1, 2008.  The adoption of SFAS 157 did not have an impact on the Company’s financial statements.

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

In December 2007, the FASB issued FASB Statement No. 141R (SFAS 141R), Business Combinations, which changes how business acquisitions are accounted for.  SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  SFAS 141R is effective for the Company on September 1, 2009.  The adoption of SFAS 141R is not expected to have a material impact on the Company’s financial statements, unless the Company enters into any future business acquisitions.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009 and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity must disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued, or the date they were available to be issued.

In June 2009, the FASB issued SFAS No. 168 (SFAS 168) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  SFAS 168 establishes the FASB Accounting Standards Codification as the single official source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  The Company will adopt SFAS 168 for the quarterly period ending November 30, 2009, as required, and adoption is not expected to have a material impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

De Beira is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Page - 15

Item 8.                      Financial Statements

De Beira’s financial statements are stated in United States Dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States of America.  See Exhibit A – Financial Statements attached below.

The Report of De Beira’s Independent Registered Public Accounting Firm, GHP Horwath, P.C., on its audited financial statements as of August 31, 2009 and 2008 and for each of the years then ended, and for the period from May 28, 2004 (inception) through August 31, 2009 is included immediately preceding the audited financial statements at the end of this Report.

Item 9.                      Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by De Beira’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of De Beira’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

Page - 16

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of De Beira’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on De Beira’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by De Beira’s Chief Financial Officer in connection with the audit of its financial statements as of August 31, 2009 and these matters were communicated to the board of directors.

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of August 31, 2009, De Beira’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Page - 17

Changes in Internal Controls

There were changes in De Beira’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended August 31, 2009, that materially affected, or are reasonably likely to materially affect, De Beira’s internal control over financial reporting.

During the quarter ended August 31, 2009, management completed its assessment of De Beira’s internal controls over financial reporting and found the internal controls to be ineffective.  As a result of such assessment, in June 2009 management decided that certain changes to De Beira’s internal controls over financial reporting were required, as discussed above, and those changes materially affected De Beira’s internal control over financial reporting when implemented.

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

The names, addresses, ages and positions of De Beira’s officers and directors that held their positions during or since the fiscal year ended August 31, 2009 are set forth below:

Name and Address	Age	Positions
Klaus Eckhof 30 Ledgar Road Balcatta, Western Australia, 6021	51	Chairman, Chief Executive Officer and director
Susmit Shah 30 Ledgar Road Balcatta, Western Australia, 6021	53	Chief Financial Officer, and Treasurer, Corporate Secretary

Klaus Eckhof Dipl. Geol. TU, AusIMM ●  Mr. Eckhof  has been the Chairman of De Beira since May 2006 and was appointed sole director and Chief Executive Officer on June 1, 2008.  Mr. Eckhof is a senior exploration geologist and a member of the Australian Institute of Mining and Metallurgy. Mr Eckhof has many global contacts and has been instrumental in sourcing and developing successful projects in Australia, Africa, Russia, South America and the Philippines.

Since 1994, Mr. Eckhof has managed his own geological consultancy company and has considerable experience in assessing and acquiring mineral prospects around the world.  He was formerly President and Chief Executive Officer of Moto Goldmines Limited, a company which is listed on the Toronto Stock Exchange and within 4 years from Mr Eckhof’s appointment discovered just under 20,000,000 ounces of gold and completed a Bankable Feasibility Study (BFS) in the Democratic Republic of Congo (DRC).  He is currently Chief Executive officer of KILO Goldmines Ltd.

Page - 18

During the past three years, Mr. Eckhof has also served as a director of the following listed companies: Moto Goldmines Limited (February 2003 - January 2008), Elemental Minerals Ltd (February 2006 - November 2007), Aurora Gold Inc (July 2004 to May 2007), Condor Resources Limited (since September 1996), African Metals Corporation (since November 2005), Carnavale Resources Ltd (since January 2008) and Windy Knob Resources Ltd (since April 2008).

Susmit Mohanlal Shah CA, Corporate ● Mr. Shah has been the Chief Financial Officer, Treasurer, and Corporate Secretary of De Beira since June 2006.  Mr. Shah is a chartered accountant with over 20 years’ experience.  Over the last 15 years, Mr. Shah has been involved with a diverse range of Australian public listed companies in company secretarial and financial roles.

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

Page - 19

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

(i)           Code of Ethics

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

Item 11.  Executive Compensation

De Beira has paid $43,799 in compensation to its named executive officers during its fiscal year ended August 31, 2009.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Klaus Eckhof Chairman May 2006 – present CEO and President June 2008 - present	2007 2008 2009	48,145 54,940 43,799	nil nil nil	Nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	48,145 54,940 43,799
Susmit Shah (1) CFO June 2006 – present	2007 2008 2009	87,559 30,981 21,492	nil nil nil	Nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	87,559 30,981 21,492
Reg Gillard CEO and President April 2006 – June 2008	2007 2008 2009	49,622 39,538 n/a	nil nil n/a	Nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	49,622 39,538 n/a

 (1)  Administration, accounting and secretarial fees of $21,492 (2008 - $30,981) were paid or payable to Corporate Consultants Pty Ltd, a company in which Mr. Shah is a director and has a beneficial interest.

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

Page - 20

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

Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
shares of common stock	Reg Gillard 30 Ledgar Road Balcatta, Western Australia, 6021	6,000,000	9.08%

[1]    The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2]	Based on 66,046,785 shares of common stock issued and outstanding as of December 15, 2009.

Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
shares of common stock	Klaus Eckhof 30 Ledgar Road Balcatta, Western Australia, 6021	714,285	1.08%
shares of common stock	Susmit Shah 30 Ledgar Road Balcatta, Western Australia, 6021	Nil	0%
shares of common stock	Directors and Executive Officers (as a group)	714,285	1.08%
[1] Based on 66,046,785 shares of common stock issued and outstanding as of December 15, 2009.

Changes in Control

De Beira is not aware of any arrangement that may result in a change in control of De Beira.

Page - 21

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

Consultant Agreements

Mr. Eckhof and Mr. Shah are directors and shareholders of Corporate Consultants Pty Ltd. (“CCPL”).  CCPL provides administration, accounting and company secretarial services to De Beira Goldfields Inc.  Fees paid or payable to CCPL for the year ended August 31, 2009 were $21,492 (2008 - $30,981).

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

Item 14.  Principal Accounting Fees and Services

(1)   Audit Fees and Related Fees

The aggregate fees billed (2008) and expected to be billed (2009) for each of the last two fiscal years for professional services rendered by the principal accountant for De Beira’s audit of its annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009 - $12,500 - GHP Horwath, P.C.
2008 - $15,500 - GHP Horwath, P.C.

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for audit related services by the principal accountants that are reasonably related to the performance of the audit or review of De Beira’s financial statements and are not reported in the preceding paragraph:

2009 - $Nil - GHP Horwath, P.C.
2008 - $Nil - GHP Horwath, P.C.

Page - 22

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009 - $Nil - GHP Horwath, P.C.
2008 - $Nil - GHP Horwath, P.C.

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

2009 - $Nil - GHP Horwath, P.C.
2008 - $Nil - GHP Horwath, P.C.

(5)           De Beira does not have an audit committee. Therefore De Beira’s Board of Director’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the Board of Director’s pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

Page - 23

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

Exhibit	Description	Status
Exhibit A	Audited Financial Statements as of August 31, 2009 and 2008 and for the years ended August 31, 2009 and 2008, and for the period May 28, 2004 (inception) to August 31, 2009.	Included
3.1	Articles of Incorporation of De Beira Goldfields Inc. filed as an Exhibit to De Beira’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
3.2	By-Laws of De Beira Goldfields Inc. filed as an Exhibit to De Beira’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
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

Page - 24

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, De Beira Goldfields Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

DE BEIRA GOLDFIELDS INC.

By:          /s/ Klaus Eckhof
Name:          Klaus Eckhof
Title:           Director and CEO
Dated:         January 5, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of De Beira Goldfields Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Klaus Eckhof	President, Chief Executive Officer, and member of the Board of Directors	January 5, 2010
/s/ Susmit Shah	Chief Financial Officer, Principal Financial Officer, Treasurer and Corporate Secretary	January 5, 2010

Page - 25

Exhibit A

Page - 26

De Beira Goldfields Inc.

Financial Statements

De Beira Goldfields Inc.
(An Exploration Stage Company)

Years ended August 31, 2009 and 2008, and for
the period from May 28, 2004 (Date of Inception) to August 31, 2009

Page - 27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
De Beira Goldfields Inc.

We have audited the accompanying balance sheets of De Beira Goldfields Inc. (an Exploration Stage Company) as of August 31, 2009 and 2008, and the related statements of operations, cash flows and stockholders’ equity (deficit) for each of the years then ended, and for the period from May 28, 2004 (inception) through August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of De Beira Goldfields Inc. as of August 31, 2009 and 2008, and the results of its operations and cash flows for each of the years then ended, and for the period from May 28, 2004 (inception) through August 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $154,585 for the year ended August 31, 2009, and a deficit accumulated during the exploration stage of $12,030,055 for the period from May 28, 2004 (inception) through August 31, 2009. The Company also has a limited history and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GHP HORWATH, P.C.

Denver, Colorado
December 15, 2009

De Beira Goldfields Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	August 31, 2009 $	August 31, 2008 $
ASSETS
Current Assets
Cash	72,424	38,609
Receivables and other assets	-	38
Total Assets (all current)	72,424	38,647

LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	156,114	148,631
Accrued liabilities, related party (Note 4)	182,010	206,638
Accrued liabilities, other	114,107	96,953
Loans and borrowings, related party (Note 4)	45,248	52,895
Loans and borrowings (Notes 7)	740,000	740,000
Deposits for common stock subscriptions (Note 6)	10,000	-
Total Liabilities (all current)	1,247,479	1,245,117

Contingencies and Commitments (Notes 3, 4, 5 and 7)

Stockholders’ (Deficit) Equity (Note 6)
Common stock, $0.001 par value; 75,000,000 shares authorized;
59,696,785 (2008: 44,096,785) shares issued and outstanding	59,696	44,096
Additional paid-in capital	10,779,554	10,609,154
Donated capital	15,750	15,750
Deficit accumulated during the exploration stage	(12,030,055)	(11,875,470)
Total Stockholders’ Deficit	(1,175,055)	(1,206,470)
Total Liabilities and Stockholders’ Deficit	72,424	38,647

The accompanying notes are an integral part of these financial statements

De Beira Goldfields Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	For the Year Ended August 31, 2009	For the Year Ended August 31, 2008	Accumulated from May 28, 2004 (Date of Inception) to August 31, 2009
	$	$	$

Revenue	-	-	-

Operating expenses
Donated rent	-	-	5,250
Donated services	-	-	10,500
General and administrative	2,475	11,027	73,528
Foreign currency transaction (gain) loss	(4,879)	37,606	44,272
Mineral property and exploration costs	-	843,914	4,739,777
Management fees (Note 4)	41,999	248,521	598,947
Professional fees (Note 4)	45,873	67,641	840,494
Travel costs	3,116	35,400	335,415
Write-off deferred acquisition cost (Note 3)	-	-	400,000
Provision against Minanca loan (Note 3)	-	-	6,100,000
Total operating expenses	88,584	1,244,109	13,148,183

Other income (expense)
Interest income	252	1,286	31,260
Interest expense	(66,253)	(73,874)	(163,178)
Loss on sale of investment (Note 5)	-	(126,182)	(126,182)
Gain on sale of mineral property rights (Note 5)	-	1,376,228	1,376,228
Total other income (expense)	(66,001)	1,177,458	1,118,128
Net Loss	(154,585)	(66,651)	(12,030,055)
Net Loss Per Share – Basic and Diluted	*	*
Weighted Average Shares Outstanding	52,478,429	44,096,785

* Amount is less than (0.01) per share

The accompanying notes are an integral part of these financial statements

De Beira Goldfields Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
	For the Year Ended August 31, 2009 $	For the Year Ended August 31, 2008 $	Accumulated From May 28, 2004 (Date of Inception) to August 31, 2009 $

Cash Flows From Operating Activities

Net loss	(154,585)	(66,651)	(12,030,055)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of mineral property rights	-	(586,228)	(586,228)
Loss on sale of investment	-	126,181	126,181
Donated services and rent	-	-	15,750
Expenses paid by issue of common stock	-	-	500
Write-off deferred acquisition cost	-	-	400,000
Provision against Minanca loan	-	-	6,100,000

Change in operating assets and liabilities
Decrease in receivables and other assets	38	20,090	-
Increase in accounts payable and accrued liabilities	64,284	62,114	319,867
Increase in amounts due to related parties	70,052	126,138	266,689

Net cash used in operating activities	(20,211)	(318,356)	(5,387,296)

Cash Flows From Investing Activities
Cash received from sale of investment	-	250,047	250,047
Cash received from sale of mineral property rights	-	210,000	210,000
Deferred acquisition costs	-	-	(400,000)
Loan advances	-	-	(7,100,000)
Repayment of loan advance	-	-	1,000,000

Net cash provided by (used in) investing activities	-	460,047	(6,039,953)

Cash Flows From Financing Activities
Loans from related parties	-	-	594,313
Loan repaid to related parties	-	(177,581)	(576,483)
Loan from unrelated third party	-	-	740,000
Deposits received for common shares to be issued	40,000	-	40,000
Common shares issued for cash	16,000	-	10,668,750

Net cash provided by (used in) financing activities	56,000	(177,581)	11,466,580

Effect of exchange rate changes on cash	(1,974)	35,067	33,093

Increase (Decrease) in Cash	33,815	(823)	72,424

Cash - Beginning of Period	38,609	39,432	-

Cash - End of Period	72,424	38,609	72,424

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

De Beira Goldfields Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)

	Common Shares		Additional		Deficit	Total
	Number of Shares	Amount $	Paid-in Capital $	Donated Capital $	Accumulated During the Exploration Stage $	Stockholders’ Equity(Deficit) $

Balances, May 28, 2004 (Date of inception)	-	-	-	-	-	-
Common stock issued for services to president (Note 6)	6,000,000	6,000	(5,500)	-	-	500
Return and cancellation of shares (Note 6)	(6,000,000)	(6,000)	6,000	-	-	-
Net loss	-	-	-	-	(500)	(500)
Balances, August 31, 2004	-	-	500	-	(500)	-
Common stock issued for cash	64,500,000	64,500	(17,750)	-	-	46,750
Return and cancellation of shares (Note 6)	(30,000,000)	(30,000)	30,000	-	-	-
Donated rent	-	-	-	3,000	-	3,000
Donated services	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	39,981
Common stock issued for cash (Note6)	1,964,285	1,964	4,498,036	-	-	4,500,000
Donated rent	-	-	-	2,250	-	2,250
Donated services	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	(848,560)	(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	15,750	(864,829)	3,698,171
Common stock issued for cash (Note 6)	7,632,500	7,632	6,098,368	-	-	6,106,000
Net loss	-	-	-	-	(10,943,990)	(10,943,990)
Balances, August 31, 2007	44,096,785	44,096	10,609,154	15,750	(11,808,819)	(1,139,819)
Net loss	-	-	-	-	(66,651)	(66,651)
Balances, August 31, 2008	44,096,785	44,096	10,609,154	15,750	(11,875,470)	(1,206,470)
Common stock issued for cash (Note 6)	1,600,000	1,600	14,400	-	-	16,000
Common stock issued for settlement of debt (Note 6)	14,000,000	14,000	126,000	-	-	140,000
Shares to be issued	-	-	30,000	-	-	30,000
Net loss	-	-	-	-	(154,585)	(154,585)
Balances, August 31, 2009	59,696,785	59,696	10,779,554	15,750	(12,030,055)	(1,175,055)

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

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in May 2004, the Company has not generated revenue and has incurred net losses. The Company incurred a net loss of $154,585 for the year ended August 31, 2009, and a deficit accumulated during the exploration stage of $12,030,055 for the period from May 28, 2004 (inception) through August 31, 2009. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of August 31, 2009, the Company had cash and cash equivalents of $72,424. Management’s objective is to recapitalize the Company, raise new capital and seek new investment opportunities in the mineral sector.  Management believes that its worldwide industry contacts will make it possible to find and assess new projects.  There is no assurance that the Company will be able to consummate the contemplated capital raisings.  In the event that the Company is unsuccessful in raising additional capital in a timely manner, it will have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

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

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share".  SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no potential dilutive securities outstanding at August 31, 2008 and 2009.

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

l)    Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No.115 (SFAS 159). SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 was effective for the Company on September 1, 2008. The adoption of SFAS 159 did not have an impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS 157 was effective for the Company on September 1, 2008.  The adoption of SFAS 157 did not have an impact on the Company’s financial statements.

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

In December 2007, the FASB issued FASB Statement No. 141R (SFAS 141R), Business Combinations, which changes how business acquisitions are accounted for.  SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  SFAS 141R is effective for the Company on September 1, 2009.  The adoption of SFAS 141R is not expected to have a material impact on the Company’s financial statements, unless the Company enters into any future business acquisitions.

2.     Significant Accounting Policies (continued)

l)    Recent Accounting Pronouncements (continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009 and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity must disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued, or the date they were available to be issued.

In June 2009, the FASB issued SFAS No. 168 (SFAS 168) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  SFAS 168 establishes the FASB Accounting Standards Codification as the single official source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  The Company will adopt SFAS 168 for the quarterly period ending November 30, 2009, as required, and adoption is not expected to have a material impact on the Company’s financial statements.

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

As of August 31, 2009 the loan advances equalled $6,100,000 ($1,000,000 was repaid during a previous financial year).  Minanca is to undertake to grant a mortgage of all its assets to the Company as security against the loan advances noted above. Repayment of the loan advances rank in priority ahead of any dividend or distribution payments to shareholders of Minanca.

On December 9, 2007, the Company entered into an agreement with Emco to cancel the acquisition by De Beira of an 80% interest in Minanca. As a consequence, neither party has any further rights or obligations to each other, except that Minanca remains indebted to De Beira for an amount of $6,100,000 which it had agreed to repay as follows:

(i)           payment of US$250,000 to De Beira by close of business on December 14, 2007;
(ii)           payment of US$1,750,000 to De Beira within 21 days of the execution of the agreement; and
(iii)
payment of the remainder of the loan balance in accordance with the provisions of the June 2006 agreement (which provided for loan repayment from cash surpluses from the sale of mineral products) or as otherwise agreed between the parties.

As at the date of this report, no repayments have been made.  The loan was fully reserved for in the financial statements during the year ended August 31, 2007, however management continues to seek recovery of all or part of the loan.

On June 16, 2006, the Company paid $400,000 as per the terms of the agreement and provided a loan advance of $100,000 to Minanca.  Prior to August 31, 2007, the Company had recorded the $400,000 as deferred acquisition costs pending the final settlement of the agreement, however this amount was expensed to the income statement during the year ended August 31, 2007.

4.           Related Party Transactions

a)
The Company incurred management fees of $nil ($39,538 for the year ended August 31, 2008) and $43,799 ($54,940 for the year ended August 31, 2008) for services provided by the former president and director of the Company, and the chairman of the Company, respectively, for the year ended August 31, 2009. As of August 31, 2009 and 2008 the Company has an accrued liability of $84,679 and $134,245, respectively owing for management fees to these related parties.

b)
Included in professional fees are consulting fees of $21,492 during the year ended August 31, 2009 ($30,981 for the year ended August 31, 2008) for administration, office rent, accounting and company secretarial services provided by a company in which the president and former director are directors and shareholders.  As of August 31, 2009 and 2008, the Company has an accrued liability of $85,858 and $64,271, respectively, owing for services provided under this agreement.

c)
In June 2007 the Company received loan proceeds of $93,650 from an entity associated with the Company’s president and chief executive officer. Interest was charged at 8% simple interest, the loan was unsecured and had no stated maturity date. The principal and a small portion of interest totalling $110,338 (AUD115,000) was repaid on May 29, 2008. This loan had an outstanding balance of $7,140 and accrued interest outstanding of $149 as of August 31, 2008. The balance of the loan totalling $5,673 was settled by the issue of shares to a third party on February 29, 2009.

In August 2007 the Company received loan proceeds totalling $105,068, from companies in which the president and chief executive officer is a director and shareholder. Interest is charged at 8% simple interest, is unsecured and has no stated maturity date.  In May 2008 $67,193 was repaid. As of August 31, 2009 and 2008, the outstanding loan balances are $45,248 and $45,755, respectively. As of August 31, 2008, the loans have accrued interest outstanding of $11,472 and $7,973, respectively.

5.      Mineral Properties

a)	Titiribi Gold/Copper Project

The Company entered into an agreement with Goldplata Corporation Limited, Goldplata Resources Inc. and Goldplata Resources Sucursal Colombia (the “Goldplata Group”) dated May 6, 2006, whereby the Company was granted an option to acquire up to 70% interest in the Titiribi Gold/Copper project in Colombia, South America. The agreement allowed the Company to acquire an initial interest of 65% by sole funding $8 million in exploration expenditures within a 3 year period (the “Option Period”).  The Option Period commenced on June 9, 2006. After acquiring 65% interest, the Company had 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. The additional interest was to be acquired upon the earlier of completing a bankable feasibility study or spending a further $12 million, both within a period of no more than 3 years from the time of the election. The Company could not withdraw from the agreement after the start of the Option Period until it either incurred $1 million in exploration expenditures or paid $1 million to the Goldplata Group.  Through August 31, 2008, $2,830,000 of exploration expenditures have been paid by the Company and recorded as mineral property and exploration costs on the statement of operations.  No further payments were made during the year ended August 31, 2009 or up to the date of this report.

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

In connection with this transaction, the Company recognized a gain of $1,376,288, during the year ended August 31, 2008 which is reported in other income. As noted above, $790,000 of this gain is offset within mineral property and exploration costs, as it was paid to the Goldplata Group by Windy Knob on behalf of the Company to secure the Company’s rights under the original agreement prior to the sale.

The 3,250,000 shares in Windy Knob were issued to the Company on April 16, 2008 and sold on May 23, 2008 for cash proceeds of $250,047. In connection with this sale, the Company recognized a realized loss of $126,182 during the year ended August 31, 2008. This prior year loss represented the difference between the fair value at the date the shares were issued to the Company and the date the shares were sold to a third party.

b)      Peruvian Gold / Silver Projects

On July 5, 2006, the Company entered into agreements with the Goldplata Group to acquire an interest of up to 70% in the Condoroma and Suyckutambo Projects in Peru. The Company was granted an option to acquire up to 70% interest in each of these two projects on identical terms. The agreements allowed the Company to acquire an initial interest of 65% by sole funding $4 million in exploration expenditures within a 3 year period (the “Option Period”).  The Option Period commenced on August 4, 2006.  After acquiring 65%, the Company had 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. The additional interest was to be acquired upon the earlier of completing a bankable feasibility study or spending a further $6 million, both within a period of no more than 3 years from the time of the election.  The Company could not withdraw from the agreement after the start of the Option Period until it either incurred $500,000 in exploration expenditures or paid $500,000 to the Goldplata Group.  Through August 31, 2008, $1,110,000 of exploration expenditures have been paid by the Company on the Condoroma & Suyckutambo projects and recorded as mineral property and exploration costs on the statement of operations. No further payments were made during the year ended August 31, 2009 or up to the date of this report.

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

c)      Acandi Project

On October 19, 2006, the Company entered into a preliminary agreement in association with the Goldplata Group to earn an 80% interest in the Acandi copper / gold project in North East Colombia, near the Panama border, by sole funding exploration expenditures and making cash payments to the present beneficial holder of the project interest.  Through August 31, 2008, $525,000 of exploration expenditures have been paid by the Company. No further payments were made during the year ended August 31, 2009 or up to the date of this report.

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

6.	Stockholders’ Equity (continued)

Common stock (continued)

On August 30, 2006, the Company completed a private placement of 1,250,000 units at a price of $2.00 per unit for proceeds of $2,500,000. Each unit consists of one common share and one common share purchase warrant.

Each share purchase warrant entitles the holder to acquire one additional common share at an exercise price of $2.50 per share for a period of two years. All warrants expired unexercised on August 31, 2008.

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

On February 28, 2009, the board of directors authorized the issuance of 14,100,000 restricted shares of common stock at a subscription price of $0.01 per restricted share, for cash proceeds of $16,000 and the settlement of $125,000 accrued liabilities and debt. The shares were issued on June 19, 2009.

On May 29, 2009, the Company completed a private placement for 1,500,000 shares of restricted common stock at price of $0.01 per restricted share in exchange for the settlement of $15,000 debt.

Subscription agreements for 3,000,000 shares were received in June 2009 in exchange for $30,000 in cash (received in December 2008) and the shares were issued on October 19, 2009. Subscriptions agreements for 1,000,000 shares were not received prior to August 31, 2009 and as a result $10,000 is included as a liability at August 31, 2009 as issuance of the shares of common stock is not solely within the control of the Company.

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

8.	Non-Cash Investing and Financing Activities

	August 31, 2009 $	August 31, 2008 $	Accumulated from May 28, 2004 (Date of Inception) to August 31, 2009 $
Issuance of common stock for settlement of debt (including accrued interest:

Related party (refer note 6)	5,673	-	5,673
Non-related party	39,647	-	39,647

Issuance of common stock for settlement of accounts payable:

Related party (refer note 6)	94,680	-	94,680

Cash paid to Goldplata on behalf of the Company (Note 5)	-	790,000	790,000

9. Income Taxes

The components of the Company’s net deferred tax asset for the years ended August 31, 2009 and 2008 and the statutory tax rate, the effective tax rate and the valuation allowance are as follows:

	August 31, 2009	August 31, 2008
Net operating losses	5,930,055	5,775,470
Loan loss reserves	6,100,000	6,100,000
Statutory tax rate	35%	35%
Deferred tax asset	4,210,519	4,156,415
Valuation allowance	(4,210,519)	(4,156,415)
Net deferred tax asset	-	-

The Company has net operating loss carry-forwards for tax purposes of approximately $5,930,000 which commence expiring in 2029.  The utilization of the net operating loss carry-forwards cannot be assured.

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

10. Subsequent Events

The Company has evaluated subsequent events through December 18, 2009, the date the financial statements were available to be issued.

Subsequent to year end and up to the date of this report, borrowings of $23,500 have been converted into 2,350,000 shares of the Company’s common stock, and 4,000,000 shares previously awaiting issue pending completion of stock subscription agreements were issued in October 2009. In total, 6,350,000 shares were issued on October 19, 2009.

Exhibit 31

Page - 41

DE BEIRA GOLDFIELDS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Klaus Eckhof, certify that:

1.   I have reviewed this annual report on Form 10-K for the fiscal year ending August 31, 2009 of De Beira Goldfields Inc.;

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

Date:  January 5, 2010

   /s/ Klaus Eckhof
Klaus Eckhof

Chief Executive Officer

Page - 42

DE BEIRA GOLDFIELDS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Susmit Shah, certify that:

1.   I have reviewed this annual report on Form 10-K for the fiscal year ending August 31, 2009 of De Beira Goldfields Inc.;

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

Date:  January 5, 2010

   /s/ Susmit Shah
Susmit Shah

Chief Financial Officer

Page - 43

Exhibit 32

Page - 44

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of De Beira Goldfields Inc. (“De Beira”) on Form 10-K for the period ending August 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Klaus Eckhof, President and Chief Executive Officer of De Beira and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ Klaus Eckhof
Klaus Eckhof
Chief Executive Officer

January 5, 2010

Page - 45

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of De Beira Goldfields Inc. (“De Beira”) on Form 10-K for the period ending August 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Susmit Shah, Chief Financial Officer of De Beira, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

   /s/ Susmit Shah
Susmit Shah
Chief Financial Officer

January 5, 2010

Page - 46