Form 10-Q
period 2009-11-30
De Beira Goldfields Inc.
filed 2010-05-13
CIK 1345756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   November 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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
       [  X ] Yes       [    ] No

Page - 1

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2010
Common Stock - $0.001 par value	67,046,785

Transitional Small Business Disclosure Format (Check one):    Yes   [   ]     No   [ X ]

Page - 2

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

De Beira Goldfields Inc.
(An Exploration Stage Company)

November 30, 2009

Index
Balance Sheets as of November 30, 2009 (unaudited) and August 31, 2009	F-1
Statements of Operations for the three months ended November 30, 2009 and 2008 and for the period May 28, 2004 (date of inception) through November 30, 2009 (unaudited)	F-2
Statements of Cash Flows for the three months ended November 30, 2009 and 2008 and for the period May 28, 2004 (date of inception) through November 30, 2009 (unaudited)	F-3
Statements of Stockholders’ Equity (Deficit) for the period from May 28, 2004 (date of inception) through November 30, 2009 (unaudited)	F-4
Notes to the Financial Statements (unaudited)	F-5

Page - 3

De Beira Goldfields Inc.
(An Exploration Stage Company)

Balance Sheets
(Expressed in US dollars)
(Unaudited)

	November 30, 2009 $ (unaudited)	August 31, 2009 $

ASSETS

Current Assets

Cash	63,783	72,424

Total Assets (all current)	63,783	72,424

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	154,965	156,114
Accrued liabilities, related parties (Note 4)	181,844	182,010
Accrued liabilities, other	126,957	114,107
Loans and borrowings, related party (Note 4)	47,228	45,248
Loans and borrowings (Note 7)	740,000	740,000
Deposits for common stock subscriptions (Note 6)	-	10,000

Total Liabilities (all current)	1,250,994	1,247,479

Contingencies and Commitments

Stockholders’ Deficit (Note 6)

Common Stock: $0.001 par value; 75,000,000 shares authorized; 66,046,785 (August 31, 2009: 59,696,785) shares issued and outstanding	66,046	59,696

Additional paid-in capital	10,806,704	10,779,554

Donated capital	15,750	15,750

Deficit accumulated during the exploration stage	(12,075,711)	(12,030,055)

Total Stockholders’ Deficit	(1,187,211)	(1,175,055)

Total Liabilities and Stockholders’ Deficit	63,783	72,424

(The Accompanying Notes are an Integral Part of These Financial Statements

De Beira Goldfields Inc.
(An Exploration Stage Company)

Statements of Operations
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	Accumulated From May 28, 2004 (Date of Inception)
	November 30,	November 30,	to November 30,
	2009	2008	2009
	$	$	$

Revenue	-	-	-

Operating expenses

Donated rent	-	-	5,250
Donated services	-	-	10,500
General and administrative	689	122	74,217
Foreign currency transaction (gain) loss	1,210	(7,967)	45,482
Mineral property and exploration costs	-	-	4,739,777
Management fees (Note 4)	13,452	10,740	612,399
Professional fees (Note 4)	13,058	2,867	853,552
Travel costs	-	1,765	335,415
Write-off deferred acquisition cost (Note 3)	-	-	400,000
Provision against Minanca loan (Note 3)	-	-	6,100,000

Total operating expenses	28,409	7,527	13,176,592

Other income (expense)

Interest income	91	64	31,351
Interest expense	(17,338)	(15,741)	(180,516)
Loss on sale of investment (Note 5)		-	(126,182)
Gain on sale of mineral property rights (Note 5)		-	1,376,228

Total other income (expense)	(17,247)	(15,677)	1,100,881

Net Loss	(45,656)	(23,204)	(12,075,711)

Net Loss Per Share – Basic and Diluted	*	*

Weighted Average Shares Outstanding	63,385,796	44,096,785

* Amount is less than $(0.01) per share.

(The Accompanying Notes are an Integral Part of These Financial Statements)

De Beira Goldfields Inc.
(An Exploration Stage Company)

Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended November 30, 2009 $	For the Three Months Ended November 30, 2008 $	Accumulated From May 28, 2004 (Date of Inception) to November 30, 2009 $

Cash Flows From Operating Activities

Net loss	(45,656)	(23,204)	(12,075,711)

Adjustments to reconcile net loss to cash used in operating activities:
Gain on sale of mineral property rights	–	–	(586,228)
Loss on sale of investment	–	–	126,181
Donated services and expenses	–	–	15,750
Expenses paid by issue of common stock	–	–	500
Write-off deferred acquisition costs	-	-	400,000
Provision against Minanca loan	-	-	6,100,000

Change in operating assets and liabilities
Decrease in receivables and other assets	-	38	-
Increase in accounts payable and accrued liabilities	11,701	14,201	331,568
Increase in amounts due to related parties	23,334	14,791	290,023

Net Cash (Used in) Provided by Operating Activities	(10,621)	5,826	(5,397,917)

Cash Flows From Investing Activities
Cash received from sale of investment	-	-	250,047
Cash received from sale of mineral property rights	-	-	210,000
Deferred acquisition costs	-	-	(400,000)
Loan advances	-	-	(7,100,000)
Repayment of loan advance	-	-	1,000,000

Net Cash Used in Investing Activities	-	-	(6,039,953)

Cash Flows From Financing Activities
Loan from related parties	-	-	594,313
Loan repaid to related parties	-	-	(576,483)
Loan from unrelated third party	-	-	740,000
Common shares issued for cash	-	-	10,708,750

Net Cash Provided by Financing Activities	-	-	11,466,580

Effect of exchange rates on cash	1,980	(7,778)	35,073

(Decrease) Increase in Cash	(8,641)	(1,952)	63,783

Cash - Beginning of Period	72,424	38,609	–

Cash - End of Period	63,783	36,657	63,783

(The Accompanying Notes are an Integral Part of These Financial Statements)

De Beira Goldfields Inc.
(An Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)
(Unaudited)

	Common Shares				Deficit
	Number of Shares	Amount $	Additional Paid-in Capital $	Donated Capital $	Accumulated During the Exploration Stage $	Total Stockholders’ Equity (Deficit) $

Balances, May 28, 2004 (Date of inception)	-	-	-	-	-	-
Common stock issued for services to president	6,000,000	6,000	(5,500)	-	-	500
Return and cancellation of shares	(6,000,000)	(6,000)	6,000	-	-	-
Net loss	-	-	-	-	(500)	(500)
Balances, August 31, 2004	-	-	500	-	(500)	-
Common stock issued for cash	64,500,000	64,500	(17,750)	-	-	46,750
Return and cancellation of shares	(30,000,000)	(30,000)	30,000	-	-	-
Donated rent	-	-	-	3,000	-	3,000
Donated services	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	39,981
Common stock issued for cash	1,964,285	1,964	4,498,036	-	-	4,500,000
Donated rent	-	-	-	2,250	-	2,250
Donated services	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	(848,560)	(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	15,750	(864,829)	3,698,171
Common stock issued for cash (Note 6)	7,632,500	7,632	6,098,368	-	-	6,106,000
Net loss	-	-	-	-	(10,943,990)	(10,943,990)
Balances, August 31, 2007	44,096,785	44,096	10,609,154	15,750	(11,808,819)	(1,139,819)
Net loss	-	-	-	-	(66,651)	(66,651)
Balances, August 31, 2008	44,096,785	44,096	10,609,154	15,750	(11,875,470)	(1,206,470)
Common stock issued for cash (Note 6)	1,600,000	1,600	14,400	-	-	16,000
Common stock issued for settlement of debt (Note 6)	14,000,000	14,000	126,000	-	-	140,000
Shares to be issued	-	-	30,000	-	-	30,000
Net loss	-	-	-	-	(154,585)	(154,585)
Balances, August 31, 2009	59,696,785	59,696	10,779,554	15,750	(12,030,055)	(1,175,055)
Common stock issued for cash received in December 2008 (Note 6)	4,000,000	4,000	6,000	-	-	10,000
Common stock issued for settlement of debt (Note 6)	2,350,000	2,350	21,150	-	-	23,500
Net loss	-	-	-	-	(45,656)	(45,656)
Balances, November 30, 2009	66,046,785	66,046	10,806,704	15,750	(12,075,711)	(1,187,211)

(The Accompanying Notes are an Integral Part of These Financial Statements)

De Beira Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2009
(Unaudited)

1.           Exploration Stage Company

The Company was incorporated in the State of Nevada on May 28, 2004. The Company is considered to be an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of mineral resources.

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in May 2004, the Company has not generated revenue and has incurred net losses. The Company incurred a net loss of $45,656 for the three months ended November 30, 2009, and a deficit accumulated during the exploration stage of $12,075,711 for the period from May 28, 2004 (inception) through November 30, 2009. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of November 30, 2009, the Company had cash of $63,783. Management’s objective is to recapitalize the Company, raise new capital and seek new investment opportunities in the mineral sector.  Management believes that its worldwide industry contacts will make it possible to find and assess new projects.  There is no assurance that the Company will be able to consummate the contemplated capital raisings.  In the event that the Company is unsuccessful in raising additional capital in a timely manner, it will have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.      Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year-end is August 31.

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

c)	Basic and Diluted Net Income (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no potential dilutive securities outstanding at November 30, 2009

De Beira Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2009
(Unaudited)

2.           Summary of Significant Accounting Policies (continued)

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

g)      Financial Instruments

Financial instruments, which include cash, accounts payable, and loans and borrowings, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The fair value of amounts due to related parties is not practicable to estimate, due to the related party nature of the underlying transactions. The Company’s operations are located in Australia, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

De Beira Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2009
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

i)      Foreign Currency Translation and Transactions

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated into the United States dollar using the exchange rate prevailing at the balance sheet date.  Foreign currency transactions are primarily undertaken in Australian dollars. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. The effects of foreign currency translation and transactions were not significant during the periods presented.

j)	Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist of cash.  The Company’s cash is in demand deposit accounts placed with federally insured financial institutions in Australia.  The Company has not experienced any losses on such accounts.

k)      Interim Financial Statements

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

The unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended August 31, 2009 which are included in the Company’s Annual Report on Form 10-K.

l)      Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that established the FASB Accounting Standards Codification (“ASC”) and amended the hierarchy of U.S. GAAP such that the ASC became the single source of authoritative non-governmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASU”s). This standard did not have an impact on the Company’s results of operations or financial condition. However, references in the notes to the financial statements previously made to various former authoritative U.S. GAAP pronouncements have been changed to reflect the appropriate section of the ASC.

In May 2009, the FASB established general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. In February 2010, the FASB amended this standard whereby SEC filers, like the Company, are required by GAAP to evaluate subsequent events through the date its financial statements are issued, but are no longer required to disclose in the financial statements that the Company has done so or disclose the date through which subsequent events have been evaluated.

De Beira Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2009
(Unaudited)

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

As of November 30, 2009 the loan advances equalled $6,100,000 ($1,000,000 was repaid during a previous financial year).  Minanca is to undertake to grant a mortgage of all its assets to the Company as security against the loan advances noted above. Repayment of the loan advances rank in priority ahead of any dividend or distribution payments to shareholders of Minanca.

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

4.      Related Party Transactions

a)
The Company incurred management fees of $13,452 for the period ended November 30, 2009 ($10,740 for the period ended November 30, 2008) for services provided by the president of the Company. As of November 30, 2009 the Company has a liability of $14,594, for services provided by the president of the Company. The former president and director is owed $60,037 as of November 30, 2009.

b)
Included in professional fees are consulting fees of $8,180 during the period ended November 30, 2009 ($2,883 for the period ended November 30, 2008) for administration, office rent, accounting and company secretarial services provided by a company in which the president and former director are directors and shareholders.  As of November 30, 2009, the Company has a liability of $94,163 owing for services provided under this agreement.

De Beira Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2009
(Unaudited)

4.      Related Party Transactions (continued)

c)
In June 2007 the Company received loan proceeds of $93,650 from an entity associated with the Company’s president and chief executive officer. Interest was charged at 8% simple interest, the loan was unsecured and had no stated maturity date. The principal and a small portion of interest totalling $110,338 (AUD115,000) was repaid on May 29, 2008. This loan had an outstanding balance of $5,452 and accrued interest outstanding of $221 as of November 30, 2008. The balance of the loan totalling $5,673 was settled by the issue of shares to a third party on February 28, 2009.

In August 2007 the Company received loan proceeds totalling $105,068, from companies in which the president and chief executive officer is a director and shareholder. Interest is charged at 8% simple interest, is unsecured and has no stated maturity date.  In May 2008 $67,193 was repaid. As of November 30, 2009, the outstanding loan balances are $47,228 and the loans have accrued interest outstanding of $13,050.

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

De Beira Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2009
(Unaudited)

b)      Peruvian Gold / Silver Projects

On July 5, 2006, the Company entered into agreements with the Goldplata Group to acquire an interest of up to 70% in the Condoroma and Suyckutambo Projects in Peru. The Company was granted an option to acquire up to 70% interest in each of these two projects on identical terms. The agreements allowed the Company to acquire an initial interest of 65% by sole funding $4 million in exploration expenditures within a 3 year period (the “Option Period”).  The Option Period commenced on August 4, 2006.  After acquiring 65%, the Company had 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. The additional interest was to be acquired upon the earlier of completing a bankable feasibility study or spending a further $6 million, both within a period of no more than 3 years from the time of the election.  The Company could not withdraw from the agreement after the start of the Option Period until it either incurred $500,000 in exploration expenditures or paid $500,000 to the Goldplata Group.  Through August 31, 2008, $1,110,000 of exploration expenditures have been paid by the Company on the Condoroma and Suyckutambo Projects and recorded as mineral property and exploration costs on the statement of operations. No further payments were made during the year ended August 31, 2009 or up to the date of this report.

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

In October 2009, the Company issued 6,350,000 restricted shares of common stock at a subscription price of $0.01 per restricted share, for cash proceeds of $40,000 and the settlement of $23,500 in accrued liabilities and debt due to a related party. The cash was received in December 2008.

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

8.	Subsequent Events

On January 7, 2010, payables of $10,000 were converted into 1,000,000 shares of the Company’s common stock and issued.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF DE BEIRA GOLDFIELDS INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Uncertainties Relating To Forward-Looking Statements

This Form 10-Q Quarterly Report for the three month period ended November 30, 2009 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding De Beira’s capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports De Beira files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-Q Quarterly Report for the three month period ended November 30, 2009, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-Q and De Beira disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. De Beira may, from time to time, make oral forward-looking statements.  De Beira strongly advises that the above paragraphs and the risk factors described in this Annual Report and in De Beira’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of De Beira to materially differ from those in the oral forward-looking statements.  De Beira disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Background

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

Page - 14

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

De Beira has an authorized capital of 75,000,000 shares of common stock with a par value of $0.001 per share with 67,046,785 shares of common stock currently issued and outstanding.

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

Results of Operations

De Beira has generated no operating revenues since its inception on May 28, 2004 through the period ended November 30, 2009.  For the three months ended November 30, 2009, De Beira had interest income of $91 compared to $64 for the three months ended November 30, 2008.

Total expenses for the three months ended November 30, 2009 were $45,747 compared to $23,268 for the three months ended November 30, 2008.  Expenses were lower in the three months ended November 30, 2008 than the three months ended November 30, 2009 primarily due to a foreign currency transaction gain of $7,967 during the three months ended November 30, 2008 compared to a foreign currency transaction loss of $1,210 during the three months ended November 30, 2009. In addition, professional fees increased to $13,058 from $2,887 quarter over quarter resulting from the filing of corporate filings with the SEC in an effort to get the Company’s SEC filings current.

Management fees, professional fees and travel costs are considerably low for both periods due to lower expenditures for corporate promotions, public relations, legal fees, accounting and audit fees as a result of decreased company activity.

Liquidity and Capital Resources

As of November 30, 2009, De Beira had cash of $63,783 and a working capital deficit of $1,187,211.   During the three months ended November 30, 2009, De Beira used cash of $10,621 in operating activities compared to cash provided of $5,826 in the three months ended November 30, 2008. As previously noted, De Beira is not generating revenues and accordingly has not generated any significant cash flows from operations.  De Beira is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources.

During the three months ended November 30, 2009, no cash was used to repay any debt, however, $23,500 of related party debt was converted to common stock.

Page - 15

Contingencies and Commitments

De Beira has no contingencies or long-term commitments.

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

Recent Accounting Pronouncement

In June 2009, the FASB issued a standard that established the FASB Accounting Standards Codification (“ASC”) and amended the hierarchy of U.S. GAAP such that the ASC became the single source of authoritative non-governmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASU”s). This standard did not have an impact on the Company’s results of operations or financial condition. However, references in the notes to the financial statements previously made to various former authoritative U.S. GAAP pronouncements have been changed to reflect the appropriate section of the ASC.

In May 2009, the FASB established general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. In February 2010, the FASB amended this standard whereby SEC filers, like the Company, are required by GAAP to evaluate subsequent events through the date its financial statements are issued, but are no longer required to disclose in the financial statements that the Company has done so or disclose the date through which subsequent events have been evaluated.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

De Beira is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Page - 16

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

Klaus Eckhof, De Beira’s Chief Executive Officer and Susmit Shah, De Beira’s Chief Financial Officer, have evaluated the effectiveness of De Beira’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, Mr. Eckhof and Mr. Shah have concluded that, as of the Evaluation Date, De Beira’s disclosure controls and procedures are not effective in alerting De Beira on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act, for the reasons listed in Item 9A of the Company’s Form 10-K filing for the year ended August 31, 2009.

While management strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full time staff. Management believe that this is typical in most exploration stage companies. De Beira may not be able to fully remediate the material weakness until we commence mining operations at which time management expect to employ more staff. Management will continue to monitor and address the costs and benefits of additional staffing.

Changes in Internal Controls over Financial Reporting

During the quarter of the fiscal year covered by this report, there were no changes in De Beira’s internal controls or, to De Beira’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect De Beira’s internal control over financial reporting.

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

Page - 17

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

January 2010 - $0.01 Shares For Debt Offering

On January 7, 2010, the board of directors approved the settlement of debt for shares at a settlement price of $0.01 per restricted share.   De Beira settled $10,000 in debt in this closing, and on January 7, 2010 issued an aggregate 1,000,000 restricted shares of common stock to one non-US creditor outside the United States.

De Beira set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the one non-US creditor outside the United States in this one closing, De Beira relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that De Beira complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The settlement of debt was not a public offering and was not accompanied by any general advertisement or any general solicitation.  De Beira received from each creditor a completed and signed shares for debt agreement containing certain representations and warranties, including, among others, that (a) the creditor was not a U.S. person, (b) the creditor accepted the shares for debt for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the resale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Page - 18

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

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

During the quarter of the fiscal year covered by this report, De Beira reported all information that was required to be disclosed in a report on Form 8-K.

Item 6.  Exhibits.

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to De Beira’s previous filings with the SEC which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51707 and SEC File Number 333-130264.

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

DE BEIRA GOLDFIELDS INC.

Dated:           May 13, 2010                                           By:              /s/ Klaus Eckhof
Name:       Klaus Eckhof
Title:         President and CEO
 (Principal Executive Officer)

Dated:           May 13, 2010                                           By:               /s/ Susmit Shah
Name:        Susmit Shah
Title:         CFO
 (Principal Financial Officer)

Page - 20

Exhibit 31

Page - 21

DE BEIRA GOLDFIELDS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Klaus Eckhof, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ended November 30, 2009 of De Beira Goldfields Inc.;

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

Date:  May 13, 2010

   /s/ Klaus Eckhof

Klaus Eckhof

Chief Executive Officer

Page - 22

DE BEIRA GOLDFIELDS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Susmit Shah, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ended November 30, 2009 of De Beira Goldfields Inc.;

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

Date:  May 13, 2010

/s/ Susmit Shah

Susmit Shah
Chief Financial Officer

Page - 23

Exhibit 32

Page - 24

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of De Beira Goldfields Inc. (the “Company”) on Form 10-Q for the period ended November 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Klaus Eckhof, President, Chief Executive Officer of the Company and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Klaus Eckhof
Klaus Eckhof
Chief Executive Officer

May 13, 2010

Page - 25

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of De Beira Goldfields Inc. (the “Company”) on Form 10-Q for the period ended November 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Susmit Shah, Chief Financial Officer, Treasurer, and Corporate Secretary of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Susmit Shah
Susmit Shah
Chief Financial Officer

May 13, 2010

Page - 26