Form 10-Q
period 2010-02-28
De Beira Goldfields Inc.
filed 2010-05-13
CIK 1345756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   February 28, 2010

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

Transitional Small Business Disclosure Format (Check one):    Yes   [   ]     No   [ X ]

Page - 2

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

De Beira Goldfields Inc.
(An Exploration Stage Company)

February 28, 2010

Index
Balance Sheets as of February 28, 2010 (unaudited) and August 31, 2009	F-1
Statements of Operations for the three months and six months ended February 28, 2010 and 2009 and for the period May 28, 2004 (date of inception) through February 28, 2010 (unaudited)	F-2
Statements of Cash Flows for the six months ended February 28, 2010 and 2009 and for the period May 28, 2004 (date of inception) through February 28, 2010 (unaudited)	F-3
Statements of Stockholders’ Equity (Deficit) for the period from May 28, 2004 (date of inception) through February 28, 2010 (unaudited)	F-4
Notes to the Financial Statements (unaudited)	F-5

Page - 3

De Beira Goldfields Inc.
(An Exploration Stage Company)

Balance Sheets
(Expressed in US dollars)
(Unaudited)

	February 28, 2010 $ (unaudited)	August 31, 2009 $

ASSETS

Current Assets

Cash	50,772	72,424

Total Assets (all current)	50,772	72,424

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	153,607	156,114
Accrued liabilities, related parties (Note 4)	191,705	182,010
Accrued liabilities, other	139,088	114,107
Loans and borrowings, related party (Note 4)	46,877	45,248
Loans and borrowings (Note 7)	740,000	740,000
Deposits for common stock subscriptions (Note 6)	-	10,000

Total Liabilities (all current)	1,271,277	1,247,479

Contingencies and Commitments

Stockholders’ Deficit (Note 6)

Common Stock: $0.001 par value; 75,000,000 shares authorized; 67,046,785 (August 31, 2009: 59,696,785) shares issued and outstanding	67,046	59,696

Additional paid-in capital	10,815,704	10,779,554

Donated capital	15,750	15,750

Deficit accumulated during the exploration stage	(12,119,005)	(12,030,055)

Total Stockholders’ Deficit	(1,220,505)	(1,175,055)

Total Liabilities and Stockholders’ Deficit	50,772	72,424

(The Accompanying Notes are an Integral Part of These Financial Statements)

De Beira Goldfields Inc.
(An Exploration Stage Company)

Statements of Operations
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	Accumulated From May 28, 2004 (Date of Inception)
	February 28,	February 28,	February 28,	February 28,	to February 28,
	2010	2009	2010	2009	2010
	$	$	$	$	$

Revenue	-	-	-	-	-

Operating expenses

Donated rent	-	-	-	-	5,250
Donated services	-	-	-	-	10,500
General and administrative	2,806	657	3,495	779	77,023
Foreign currency transaction (gain) loss	(220)	(448)	990	(8,414)	45,262
Mineral property and exploration costs	-	-	-	-	4,739,777
Management fees (Note 4)	13,345	9,767	26,797	20,507	625,744
Professional fees (Note 4)	10,307	3,754	23,365	6,621	863,859
Travel costs	-	-	-	1,765	335,415
Write-off deferred acquisition cost (Note 3)	-	-	-	-	400,000
Provision against Minanca loan (Note 3)	-	-	-	-	6,100,000

Total operating expenses	26,238	13,730	54,647	21,258	13,202,830

Other income (expense)

Interest income	84	35	175	100	31,435
Interest expense	(17,140)	(15,583)	(34,478)	(31,325)	(197,656)
Loss on sale of investment (Note 5)	-	-	-	-	(126,182)
Gain on sale of mineral property right (Note 5)	-	-	-	-	1,376,228

Total other income (expense)	(17,056)	(15,548)	(34,303)	(31,225)	1,083,825

Net Loss	(43,294)	(29,278)	(88,950)	(52,483)	(12,119,005)

Net Loss Per Share – Basic and Diluted	*	*	*	*

Weighted Average Shares Outstanding	66,624,563	48,095,674	64,996,233	46,085,183

* Amount is less than $(0.01) per share.

(The Accompanying Notes are an Integral Part of These Financial Statements)

De Beira Goldfields Inc.
(An Exploration Stage Company)

Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Six Months Ended February 28, 2010 $	For the Six Months Ended February 28, 2009 $	Accumulated From May 28, 2004 (Date of Inception) to February 28, 2010 $

Cash Flows From Operating Activities

Net loss	(88,950)	(52,483)	(12,119,005)

Adjustments to reconcile net loss to cash used in operating activities:
Gain on sale of mineral property rights	–	–	(586,228)
Loss on sale of investment	–	–	126,181
Donated services and expenses	–	–	15,750
Expenses paid by issue of common stock	–	–	500
Write-off deferred acquisition costs	-	-	400,000
Provision against Minanca loan	-	-	6,100,000

Change in operating assets and liabilities
Decrease in receivables and other assets	-	38	-
Increase in accounts payable and accrued liabilities	22,474	28,935	342,341
Increase in amounts due to related parties	43,195	28,785	309,884

Net Cash (Used in) Provided by Operating Activities	(23,281)	5,275	(5,410,577)

Cash Flows From Investing Activities
Cash received from sale of investment	-	-	250,047
Cash received from sale of mineral property rights	-	-	210,000
Deferred acquisition costs	-	-	(400,000)
Loan advances	-	-	(7,100,000)
Repayment of loan advance	-	-	1,000,000

Net Cash Used in Investing Activities	-	-	(6,039,953)

Cash Flows From Financing Activities
Loan from related parties	-	-	594,313
Loan repaid to related parties	-	-	(576,483)
Loan from unrelated third party	-	-	740,000
Deposits received for common shares to be issued	-	40,000	-
Common shares issued for cash	-	16,000	10,708,750

Net Cash Provided by Financing Activities	-	56,000	11,466,580

Effect of exchange rates on cash	1,629	(7,927)	34,722

(Decrease) Increase in Cash	(21,652)	53,348	50,722

Cash - Beginning of Period	72,424	38,609	–

Cash - End of Period	50,772	91,957	50,772

(The Accompanying Notes are an Integral Part of These Financial Statements)

De Beira Goldfields Inc.
(An Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)
(Unaudited)

	Common Shares		Additional		Deficit	Total
	Number of Shares	Amount $	Paid-in Capital $	Donated Capital $	Accumulated During the Exploration Stage $	Stockholders’ Equity (Deficit) $

Balances, May 28, 2004 (Date of inception)	-	-	-	-	-	-
Common stock issued for services to president	6,000,000	6,000	(5,500)	-	-	500
Return and cancellation of shares	(6,000,000)	(6,000)	6,000	-	-	-
Net loss	-	-	-	-	(500)	(500)
Balances, August 31, 2004	-	-	500	-	(500)	-
Common stock issued for cash	64,500,000	64,500	(17,750)	-	-	46,750
Return and cancellation of shares	(30,000,000)	(30,000)	30,000	-	-	-
Donated rent	-	-	-	3,000	-	3,000
Donated services	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	39,981
Common stock issued for cash	1,964,285	1,964	4,498,036	-	-	4,500,000
Donated rent	-	-	-	2,250	-	2,250
Donated services	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	(848,560)	(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	15,750	(864,829)	3,698,171
Common stock issued for cash (Note 6)	7,632,500	7,632	6,098,368	-	-	6,106,000
Net loss	-	-	-	-	(10,943,990)	(10,943,990)
Balances, August 31, 2007	44,096,785	44,096	10,609,154	15,750	(11,808,819)	(1,139,819)
Net loss	-	-	-	-	(66,651)	(66,651)
Balances, August 31, 2008	44,096,785	44,096	10,609,154	15,750	(11,875,470)	(1,206,470)
Common stock issued for cash (Note 6)	1,600,000	1,600	14,400	-	-	16,000
Common stock issued for settlement of debt (Note 6)	14,000,000	14,000	126,000	-	-	140,000
Shares to be issued	-	-	30,000	-	-	30,000
Net loss	-	-	-	-	(154,585)	(154,585)
Balances, August 31, 2009	59,696,785	59,696	10,779,554	15,750	(12,030,055)	(1,175,055)
Common stock issued for cash received in December 2008 (Note 6)	4,000,000	4,000	6,000	-	-	10,000
Common stock issued for settlement of debt (Note 6)	3,350,000	3,350	30,150	-	-	33,500
Net loss	-	-	-	-	(88,950)	(88,950)
Balances, February 28, 2010	67,046,785	67,046	10,815,704	15,750	(12,119,005)	(1,220,505)

(The Accompanying Notes are an Integral Part of These Financial Statements)

De Beira Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
February 28, 2010
(Unaudited)

1.           Exploration Stage Company

The Company was incorporated in the State of Nevada on May 28, 2004. The Company is considered to be an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of mineral resources.

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in May 2004, the Company has not generated revenue and has incurred net losses. The Company incurred a net loss of $88,950 for the six months ended February 28, 2010, and a deficit accumulated during the exploration stage of $12,119,005 for the period from May 28, 2004 (inception) through February 28, 2010. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of February 28, 2010, the Company had cash of $50,772. Management’s objective is to recapitalize the Company, raise new capital and seek new investment opportunities in the mineral sector.  Management believes that its worldwide industry contacts will make it possible to find and assess new projects.  There is no assurance that the Company will be able to consummate the contemplated capital raisings.  In the event that the Company is unsuccessful in raising additional capital in a timely manner, it will have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

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
February 28, 2010
(Unaudited)

2.           Summary of Significant Accounting Policies (continued)

c)	Basic and Diluted Net Income (Loss) Per Share

Basic earnings per share (‘EPS’) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no potential dilutive securities outstanding at February 28, 2010.

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

De Beira Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
February 28, 2010
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

h)      Income Taxes (continued)

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
February 28, 2010
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

As of February 28, 2010 the loan advances equalled $6,100,000 ($1,000,000 was repaid during a previous financial year).  Minanca is to undertake to grant a mortgage of all its assets to the Company as security against the loan advances noted above. Repayment of the loan advances rank in priority ahead of any dividend or distribution payments to shareholders of Minanca.

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

4.      Related Party Transactions

a)
The Company incurred management fees during the three and six months ended February 28, 2010 of $13,345 and $26,797 ($9,767 and $20,507 for the three and six months periods ended February 28, 2009) for services provided by the president of the Company. As of February 28, 2010 the Company has a liability of $17,909 for services provided by the president of the Company. The former president and director is owed $60,037 as of February 28, 2010.

De Beira Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
February 28, 2010
(Unaudited)

b)
Included in professional fees during the three and six months ended February 28, 2010 are $5,657 and $13,836, respectively ($3,754 and $6,621 for the three and six months ended February 28, 2009) for   consulting fees for administration, office rent, accounting and company secretarial services provided by a company in which the president and former director are directors and shareholders.  As of February 28, 2010, the Company has a liability of $99,873 owing for services provided under this agreement.

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

In August 2007 the Company received loan proceeds totalling $105,068, from companies in which the president and chief executive officer is a director and shareholder. Interest is charged at 8% simple interest, is unsecured and has no stated maturity date.  In May 2008 $67,193 was repaid. As of February 28, 2010, the outstanding loan balances are $46,877 and the loans have accrued interest outstanding of $13,855.

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
February 28, 2010
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

In January 2010, the Company issued 1,000,000 restricted shares of common stock at a subscription price of $0.01 per restricted share, for the settlement of $10,000 accrued liabilities and debt due to a related party. The shares were issued on January 7, 2010.

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

Uncertainties Relating To Forward-Looking Statements

This Form 10-Q Quarterly Report for the six month period ended February 28, 2010 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding De Beira’s capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports De Beira files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-Q Quarterly Report for the six month period ended February 28, 2010, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Results of Operations

De Beira has generated no operating revenues since its inception on May 28, 2004 through the six months ended February 28, 2010.  During the three and six month period ended February 28, 2010, De Beira had interest income of $84 and $175, respectively, compared to $35 and $100 for the three and six month period ended February 28, 2009.

Total expenses for the three and six months ended February 28, 2010 were $43,378 and $89,125, respectively, compared to $29,314 and $52,583 for the three and six months ended February 28, 2009.  Expenses were higher in the three and six month period ended February 28, 2010 than the three and six month period ended February 28, 2009 due to management fees being invoiced in Australian dollars and the Australian dollar increasing in value against the United States dollar over the past year. In addition, professional fees were higher as a result of the filing of corporate filings with the SEC in an effort to get the Company’s SEC filings current.

Liquidity and Capital Resources

As of February 28, 2010, De Beira had cash of $50,772 and a working capital deficit of $1,220,505.   During the six months ended February 28, 2010, De Beira used cash of $23,281 in operating activities compared to operations providing cash of $5,275 in the six months ended February 28, 2009. As previously noted, De Beira is not generating revenues and accordingly has not generated any significant cash flows from operations.  De Beira is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources.

During the six months ended February 28, 2010, no cash was used to repay any debt, however, $33,500 of related party debt was converted to common stock.

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

Item 4.  (Removed and Reserved)

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

Page - 18

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, De Beira Goldfields Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

DE BEIRA GOLDFIELDS INC.

Dated:           May 13 2010                                           By:                 /s/ Klaus Eckhof
Name:        Klaus Eckhof
Title:          President and CEO
 (Principal Executive Officer)

Dated:           May 13 2010                                           By:               /s/ Susmit Shah
Name:      Susmit Shah
Title:       CFO
(Principal Financial Officer)

Page - 19

Exhibit 31

Page - 20

DE BEIRA GOLDFIELDS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Klaus Eckhof, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ended February 28, 2010 of De Beira Goldfields Inc.;

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

Page - 21

DE BEIRA GOLDFIELDS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Susmit Shah, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ended February 28, 2010 of De Beira Goldfields Inc.;

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

Page - 22

Exhibit 32

Page - 23

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of De Beira Goldfields Inc. (the “Company”) on Form 10-Q for the period ended February 28, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Klaus Eckhof, President, Chief Executive Officer of the Company and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of De Beira Goldfields Inc. (the “Company”) on Form 10-Q for the period ended February 28, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Susmit Shah, Chief Financial Officer, Treasurer, and Corporate Secretary of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Susmit Shah
Susmit Shah
Chief Financial Officer

May 13, 2010

Page - 25