Form 10-Q
period 2010-05-31
De Beira Goldfields Inc.
filed 2010-07-15
CIK 1345756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     May 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to ______________________

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
       [  X ] Yes       [    ] No

Page - 1

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 13, 2010
Common Stock - $0.001 par value	67,046,785

Transitional Small Business Disclosure Format (Check one):    Yes   [   ]     No   [ X ]

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

Page - 2

De Beira Goldfields Inc.
(An Exploration Stage Company)

May 31, 2010

Index
Balance Sheets as of May 31, 2010 (unaudited) and August 31, 2009	F-1
Statements of Operations for the three months and nine months ended May 31, 2010 and 2009 and for the period May 28, 2004 (date of inception) through May 31, 2010 (unaudited)	F-2
Statements of Cash Flows for the nine months ended May 31, 2010 and 2009 and for the period May 28, 2004 (date of inception) through May 31, 2010 (unaudited)	F-3
Statements of Stockholders’ Equity (Deficit) for the period from May 28, 2004 (date of inception) through May 31, 2010 (unaudited)	F-4
Notes to the Financial Statements (unaudited)	F-5

Page - 3

De Beira Goldfields Inc.
(An Exploration Stage Company)

Balance Sheets
(Expressed in US dollars)
(Unaudited)

	May 31, 2010 $	August 31, 2009 $

ASSETS

Current Assets

Cash	34,500	72,424

Total Assets (all current)	34,500	72,424

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	148,167	156,114
Accrued liabilities, related parties (Note 4)	213,447	182,010
Accrued liabilities, other	154,304	114,107
Loans and borrowings, related party (Note 4)	45,431	45,248
Loans and borrowings (Note 7)	740,000	740,000
Deposits for common stock subscriptions (Note 6)	-	10,000

Total Liabilities (all current)	1,301,349	1,247,479

Contingencies and Commitments

Stockholders’ Deficit (Note 6)

Common Stock: $0.001 par value; 75,000,000 shares authorized; 67,046,785 (August 31, 2009: 59,696,785) shares issued and outstanding	67,046	59,696

Additional paid-in capital	10,815,704	10,779,554

Donated capital	15,750	15,750

Deficit accumulated during the exploration stage	(12,165,349)	(12,030,055)

Total Stockholders’ Deficit	(1,266,849)	(1,175,055)

Total Liabilities and Stockholders’ Deficit	34,500	72,424

De Beira Goldfields Inc.
(An Exploration Stage Company)

Statements of Operations
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	Accumulated From May 28, 2004 (Date of Inception)
	May 31,	May 31,	May 31,	May 31,	to May 31,
	2010	2009	2010	2009	2010
	$	$	$	$	$

Revenue	-	-	-	-	-

Operating expenses

Donated rent	-	-	-	-	5,250
Donated services	-	-	-	-	10,500
General and administrative	2,357	114	5,852	893	79,380
Foreign currency transaction (gain) loss	(987)	2,827	3	(5,587)	44,275
Mineral property and exploration costs	-	-	-	-	4,739,777
Management fees (Note 4)	13,472	11,007	40,269	31,514	639,216
Professional fees (Note 4)	14,143	7,219	37,508	13,840	878,002
Travel costs	-	1,351	-	3,116	335,415
Write-off deferred acquisition cost (Note 3)	-	-	-	-	400,000
Provision against Minanca loan (Note 3)	-	-	-	-	6,100,000

Total operating expenses	28,985	22,518	83,632	43,776	13,231,815

Other income (expense)

Interest income	133	73	308	173	31,568
Interest expense	(17,492)	(17,440)	(51,970)	(48,765)	(215,148)
Loss on sale of investment (Note 5)	-	-	-	-	(126,182)
Gain on sale of mineral property right (Note 5)	-	-	-	-	1,376,228

Total other income (expense)	(17,359)	(17,367)	(51,662)	(48,592)	1,066,466

Net Loss	(46,344)	(39,885)	(135,294)	(92,368)	(12,165,349)

Net Loss Per Share – Basic and Diluted	*	*	*	*

Weighted Average Shares Outstanding	67,046,785	57,838,089	65,687,261	50,045,869

* Amount is less than $(0.01) per share.

De Beira Goldfields Inc.
(An Exploration Stage Company)

Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Nine Months Ended May 31, 2010 $	For the Nine Months Ended May 31, 2009 $	Accumulated From May 28, 2004 (Date of Inception) to May 31, 2010 $

Cash Flows From Operating Activities

Net loss	(135,294)	(92,368)	(12,165,349)

Adjustments to reconcile net loss to cash used in operating activities:
Gain on sale of mineral property rights	–	–	(586,228)
Loss on sale of investment	–	–	126,181
Donated services and expenses	–	–	15,750
Expenses paid by issue of common stock	–	–	500
Write-off deferred acquisition costs	-	-	400,000
Provision against Minanca loan	-	-	6,100,000

Change in operating assets and liabilities
Increase in receivables and other assets	-	(14,962)	-
Increase in accounts payable and accrued liabilities	32,250	45,457	352,117
Increase in amounts due to related parties	64,937	50,610	331,626

Net Cash Used in Operating Activities	(38,107)	(11,263)	(5,425,403)

Cash Flows From Investing Activities
Cash received from sale of investment	-	-	250,047
Cash received from sale of mineral property rights	-	-	210,000
Deferred acquisition costs	-	-	(400,000)
Loan advances	-	-	(7,100,000)
Repayment of loan advance	-	-	1,000,000

Net Cash Used in Investing Activities	-	-	(6,039,953)

Cash Flows From Financing Activities
Loan from related parties	-	-	594,313
Loan repaid to related parties	-	-	(576,483)
Loan from unrelated third party	-	-	740,000
Deposits received for common shares to be issued	-	40,000	-
Common shares issued for cash	-	16,000	10,708,750

Net Cash Provided by Financing Activities	-	56,000	11,466,580

Effect of exchange rates on cash	183	(3,177)	33,276

(Decrease) Increase in Cash	(37,924)	41,560	34,500

Cash - Beginning of Period	72,424	38,609	–

Cash - End of Period	34,500	80,169	34,500

De Beira Goldfields Inc.
(An Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)
(Unaudited)

	Common Shares
	Number of Shares	Amount $	Additional Paid-in Capital $	Donated Capital $	Deficit Accumulated During the Exploration Stage $	Total Stockholders’ Equity (Deficit) $

Balances, May 28, 2004 (Date of inception)	-	-	-	-	-	-
Common stock issued for servicesto president	6,000,000	6,000	(5,500)	-	-	500
Return and cancellation of shares	(6,000,000)	(6,000)	6,000	-	-	-
Net loss	-	-	-	-	(500)	(500)
Balances, August 31, 2004	-	-	500	-	(500)	-
Common stock issued for cash	64,500,000	64,500	(17,750)	-	-	46,750
Return and cancellation of shares	(30,000,000)	(30,000)	30,000	-	-	-
Donated rent	-	-	-	3,000	-	3,000
Donated services	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	39,981
Common stock issued for cash	1,964,285	1,964	4,498,036	-	-	4,500,000
Donated rent	-	-	-	2,250	-	2,250
Donated services	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	(848,560)	(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	15,750	(864,829)	3,698,171
Common stock issued for cash	7,632,500	7,632	6,098,368	-	-	6,106,000
Net loss	-	-	-	-	(10,943,990)	(10,943,990)
Balances, August 31, 2007	44,096,785	44,096	10,609,154	15,750	(11,808,819)	(1,139,819)
Net loss	-	-	-	-	(66,651)	(66,651)
Balances, August 31, 2008	44,096,785	44,096	10,609,154	15,750	(11,875,470)	(1,206,470)
Common stock issued for cash	1,600,000	1,600	14,400	-	-	16,000
Common stock issued for settlement of debt	14,000,000	14,000	126,000	-	-	140,000
Shares to be issued	-	-	30,000	-	-	30,000
Net loss	-	-	-	-	(154,585)	(154,585)
Balances, August 31, 2009	59,696,785	59,696	10,779,554	15,750	(12,030,055)	(1,175,055)
Common stock issued for cash received in December 2008 (Note 6)	4,000,000	4,000	6,000	-	-	10,000
Common stock issued for settlement of debt (Note 6)	3,350,000	3,350	30,150	-	-	33,500
Net loss	-	-	-	-	(135,294)	(135,294)
Balances, May 31, 2010	67,046,785	67,046	10,815,704	15,750	(12,165,349)	(1,266,849)

De Beira Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2010
(Unaudited)

1.           Exploration Stage Company

The Company was incorporated in the State of Nevada on May 28, 2004. The Company is considered to be an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of mineral resources.

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in May 2004, the Company has not generated revenue and has incurred net losses. The Company incurred a net loss of $135,294 for the nine months ended May 31, 2010, and a deficit accumulated during the exploration stage of $12,165,349 for the period from May 28, 2004 (inception) through May 31, 2010. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of May 31, 2010, the Company had cash of $34,500. Management’s objective is to recapitalize the Company, raise new capital and seek new investment opportunities in the mineral sector. Management believes that its worldwide industry contacts will make it possible to find and assess new projects. There is no assurance that the Company will be able to consummate the contemplated capital raisings. In the event that the Company is unsuccessful in raising additional capital in a timely manner, it will have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

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
May 31, 2010
(Unaudited)

2.           Summary of Significant Accounting Policies (continued)

c)	Basic and Diluted Net Income (Loss) Per Share

Basic earnings per share (‘EPS’) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method. In computing EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no potential dilutive securities outstanding at May 31, 2010 or 2009.

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
May 31, 2010
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
May 31, 2010
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

As of May 31, 2010 the loan advances equalled $6,100,000 ($1,000,000 was repaid during a previous financial year).  Minanca is to undertake to grant a mortgage of all its assets to the Company as security against the loan advances noted above. Repayment of the loan advances rank in priority ahead of any dividend or distribution payments to shareholders of Minanca.

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

4.      Related Party Transactions

a)
The Company incurred management fees during the three and nine months ended May 31, 2010 of $13,472 and $40,269 ($11,007 and $31,514 for the three and nine months periods ended May 31, 2009) for services provided by the president of the Company. As of May 31, 2010 the Company has a liability of $31,411 for services provided by the president of the Company. The former president and director is owed $60,038 as of May 31, 2010.

b)
Included in professional fees during the three and nine months ended May 31, 2010 are $7,768 and $21,605, respectively ($7,219 and $13,857 for the three and nine months ended May 31, 2009) for consulting fees for administration, office rent, accounting and company secretarial services provided by a company in which the president and former director are directors and shareholders.  As of May 31, 2010, the Company has a liability of $107,749 owing for services provided under this agreement.

De Beira Goldfields Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2010
(Unaudited)

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

In August 2007 the Company received loan proceeds totalling $105,068 from companies in which the president and chief executive officer is a director and shareholder. Interest is charged at 8% simple interest, is unsecured and has no stated maturity date.  In May 2008 $67,193 was repaid. As of May 31, 2010, the outstanding loan balances are $45,431 and the loans have accrued interest outstanding of $14,249.

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
May 31, 2010
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

In September 2007, the Company withdrew from the Acandi project and there are no residual rights or financial obligations.

6.	Stockholders’ Deficit

In October 2009, the Company issued 6,350,000 restricted shares of common stock at a subscription price of $0.01 per restricted share, for cash proceeds of $40,000 and the settlement of $23,500 in accrued liabilities and debt due to a related party.

In January 2010, the Company issued 1,000,000 restricted shares of common stock at a subscription price of $0.01 per restricted share, for the settlement of $10,000 in accrued liabilities and debt due to a related party.

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

Uncertainties Relating To Forward-Looking Statements

This Form 10-Q Quarterly Report for the nine month period ended May 31, 2010 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding De Beira’s capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports De Beira files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-Q Quarterly Report for the nine month period ended May 31, 2010, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Page - 14

On June 15, 2006, De Beira entered into an agreement with Emco Corporation (“Emco”) to acquire an 80% interest in Minanca Minera Nanguipa, Compañía Anónima (“Minanca”), subject to certain conditions.  Minanca owns certain mineral exploration property, including plant and equipment, in Ecuador, South America (the “Ecuador Property”). However, on December 9, 2007 De Beira entered into an agreement with Emco to cancel the previously executed acquisition agreement, as the Company concluded that it was not in its best interests to settle the acquisition.

De Beira has an authorized capital of 75,000,000 shares of common stock with a par value of $0.001 per share with 67,046,785 shares of common stock currently issued and outstanding. The Company is currently in the process of increasing its authorized capital to 500,000,000 shares of common stock.

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

Results of Operations

De Beira has generated no operating revenues since its inception on May 28, 2004 through the nine months ended May 31, 2010.  During the three and nine month period ended May 31, 2010, De Beira had interest income of $133 and $308, respectively, compared to $73 and $173 for the three and nine month period ended May 31, 2009.

Total expenses for the three and nine months ended May 31, 2010 were $46,477 and $135,602, respectively, compared to $39,958 and $92,541 for the three and nine months ended May 31, 2009.  Expenses were higher in the three and nine month period ended May 31, 2010 than the three and nine month period ended May 31, 2009 due to management fees being invoiced in Australian dollars and the Australian dollar increasing in value against the United States dollar over the past year. In addition, professional fees were higher as a result of the filing of corporate filings with the SEC in an effort to get the Company’s SEC filings current.

Liquidity and Capital Resources

As of May 31, 2010, De Beira had cash of $34,500 and a working capital deficit of $1,266,849.   During the nine months ended May 31, 2010, De Beira used cash of $38,107 in operating activities compared to $11,263 in the nine months ended May 31, 2009. As previously noted, De Beira is not generating revenues and accordingly has not generated any significant cash flows from operations.  De Beira is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources.

During the nine months ended May 31, 2010, no cash was used to repay any debt, however, $33,500 of related party debt was converted to common stock.

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

Recent Accounting Pronouncements

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

While management strives to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full time staff. Management believes that this is typical in most exploration stage companies. De Beira may not be able to fully remediate the material weakness until we commence mining operations at which time management expects to employ more staff. Management will continue to monitor and address the costs and benefits of additional staffing.

Changes in Internal Controls over Financial Reporting

During the fiscal quarter covered by this report, there were no changes in De Beira’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, De Beira’s internal control over financial reporting.

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

Page - 17

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

DE BEIRA GOLDFIELDS INC.

Dated:                      July 15, 2010                                                      By:   /s/ Klaus Eckhof
Name:        Klaus Eckhof
Title:          President and CEO
  (Principal Executive Officer)

Dated:                      July 15, 2010                                                      By:  /s/ Susmit Shah
Name:       Susmit Shah
Title:         CFO
(Principal Financial Officer)

Page - 19

Exhibit 31

Page - 20

DE BEIRA GOLDFIELDS INC.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Klaus Eckhof, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ended May 31, 2010 of De Beira Goldfields Inc.;

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

Date:  July 15, 2010

   /s/ Klaus Eckhof
Klaus Eckhof
Chief Executive Officer

.
Page - 21

DE BEIRA GOLDFIELDS INC
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Susmit Shah, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ended May 31, 2010 of De Beira Goldfields Inc.;

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

Date:  July 15, 2010

/s/ Susmit Shah
Susmit Shah
Chief Financial Officer

Page - 22

Exhibit 32

Page - 23

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of De Beira Goldfields Inc. (the “Company”) on Form 10-Q for the period ended May 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Klaus Eckhof, President, Chief Executive Officer of the Company and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

 /s/ Klaus Eckhof
Klaus Eckhof
Chief Executive Officer
July 15, 2010

Page - 24

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of De Beira Goldfields Inc. (the “Company”) on Form 10-Q for the period ended May 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Susmit Shah, Chief Financial Officer, Treasurer, and Corporate Secretary of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

/s/ Susmit Shah
Susmit Shah
Chief Financial Officer
July 15, 2010

Page - 25