Form 10-K
period 2010-08-31
Panex Resources Inc.
filed 2010-12-14
CIK 1345756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                               August 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the transition period from
Commission file number        000-51707

PANEX RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
30 Ledgar Road, Balcatta, Western Australia (Address of principal executive offices)	6021 (Zip Code)

Registrant’s telephone number, including area code  011-61-89-240-6717

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

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

Page - 1

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
[ X ] Yes         [    ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $25,906,157 (66,332,500 X $0.39055) as of February 28, 2010

There were 67,046,785 shares of common stock outstanding on December 14, 2010.

Documents incorporated by reference:  Exhibit 3.1 (Articles of Incorporation) filed on December 12, 2005 as an Exhibit to Panex’s Form SB-2 (Registration Statement); Exhibit 3.2 (By-laws) filed on December 12, 2005 as an Exhibit to Panex’s Form SB-2 (Registration Statement); Exhibit 10.1 (Management Agreement) filed on May 10, 2006 as an Exhibit to Panex’s Form 8-K (Current Report); Exhibit 10.2 (Letter of Understanding) filed on May 25, 2006 as an Exhibit to Panex’s Form 8-K (Current Report); Exhibit 10.3 (Letter Agreement) filed on June 29, 2006 as an Exhibit to Panex’s Form 8-K (Current Report); Exhibit 10.4 (Share Sale Agreement) filed on July 17, 2006 as an Exhibit to Panex’s Form 8-K (Current Report); and Exhibit 14.1 (Financial Code of Ethics) filed on December 12, 2005 as an Exhibit to Panex’s Form SB-2 (Registration Statement.)

Page - 2

TABLE OF CONTENTS

       PART I

       PART II

       PART III

       PART IV
Item 15. Exhibits, Financial Statement Schedules	22
SIGNATURES	24
EXHIBIT A	25

Page - 3

Forward Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Panex’s capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Panex files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended August 31, 2010, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-K and Panex disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Panex may, from time to time, make oral forward-looking statements.  Panex strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Panex’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Panex to materially differ from those in the oral forward-looking statements.  Panex disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.                      Description of Business.

General

On September 27, 2010, the Company changed its name from “De Beira Goldfields Inc.” to “Panex Resources Inc.”.

Panex Resources Inc. (“Panex”) is a Nevada corporation that was incorporated on May 28, 2004.

Since June 2006, Panex has had its office at 30 Ledgar Road, Balcatta, Western Australia, 6021.  The telephone number at this office is 011-61-89-240-6717.  Panex uses this office space under an arrangement whereby an entity related to the president and director of the Company provides office administration, accounting and corporate secretarial services to the Company for a fee based on time and hourly charge rates.  Panex maintains its statutory registered agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014.

Panex is an exploration stage company engaged in the acquisition and exploration of mineral properties.  Panex’s plan of operations is to conduct mineral exploration activities on mineral properties in order to assess whether these claims possess commercially exploitable mineral deposits.  Panex’s exploration program will be designed to explore for commercially viable deposits of base and precious minerals, such as gold, silver, lead, barium, mercury, copper, and zinc minerals.  See “Business of Panex” and “Management’s Discussion and Analysis or Plan of Operations” below for more information.

On June 15, 2006, Panex entered into an agreement with Emco Corporation (“Emco”) to acquire an 80% interest in Minanca Minera Nanguipa, Compañía Anónima (“Minanca”), subject to certain conditions.  Minanca owns certain mineral exploration property, including plant and equipment, in Ecuador, South America (the “Ecuador Property”).  However, on December 9, 2007 Panex entered into an agreement with Emco to cancel the previously executed acquisition agreement, as the Company concluded that it is not presently in its best interests to settle the acquisition.

Page - 4

Panex has an authorized capital of 500,000,000 shares of common stock with a par value of $0.001 per share with 67,046,785 shares of common stock currently issued and outstanding.  On August 30, 2010, the authorized capital was increased from 75,000,000 shares of common stock to 500,000,000 shares of common stock.

Panex has not been involved in any bankruptcy, receivership or similar proceedings.  There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of Panex’s business.

Business of Panex

Panex is an Exploration Stage Company.  Panex’s principal business is the acquisition and exploration of mineral resources.  Panex has not presently determined whether the properties it intends to acquire contain mineral reserves that are economically recoverable.

Panex is a start-up, development stage company, which has not generated any revenues from its mineral exploration activities.

A small number of interesting projects are presently being reviewed, but it is too early to say whether they may be considered appropriate for acquisition.

Management’s objective is to recapitalize Panex, raise new capital and seek new investment opportunities in the mineral sector. Management believes that its worldwide industry contacts will make it possible to identify and assess new projects for acquisition purposes.

Additionally, Panex’s is seeking a viable business opportunity through acquisition, merger or other suitable business combination method.

Panex will attempt to locate and negotiate with a target business for the merger of a target business into Panex.  In certain instances, a target business may want to become a subsidiary of Panex or may want to contribute assets to Panex rather than merge.  It is anticipated that management will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of Panex’s existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with Panex.  No assurance can be given that Panex will be successful in finding or acquiring a viable target business.  Furthermore, no assurance can be given that any business opportunity, which does occur, will be on terms that are favorable to Panex or its current stockholders.

A target business, if any, which may be interested in a business combination with Panex may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company that is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company that wants to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company that believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company that wants to gain an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

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

Panex anticipates that the target businesses or business opportunities presented to it will (1) either be in the  process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (2) experiencing financial or operating difficulties; (3) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (4) or other similar characteristics.  Panex intends to concentrate its acquisition efforts on properties or businesses that management believes to be undervalued or that management believes may realize a substantial benefit from being publicly owned.  Given the above factors, investors should expect that any target business or business opportunity may have little or no operating history, or a history of losses or low profitability.

Page - 5

Panex does not propose to restrict its search for business opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources.  This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.  Panex’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.  However, management believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination.  One or more attractive business opportunities may choose to forego the possibility of a business combination with Panex, rather than incur the expenses associated with preparing audited financial statements.

Management, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing Panex’s business purposes.  Outside consultants or advisors may be utilized by Panex to assist in the search for qualified target companies.  If Panex does retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as Panex has no cash assets with which to pay such obligation.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution.  The analysis of new business opportunities will be undertaken by, or under the supervision of Panex’s officers and directors, who are not professional business analysts.  In analyzing prospective business opportunities, management may consider such matters as:

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
• the potential for profit; and
• the perceived public recognition or acceptance of products, services, or trade name identification.

A target business may have an agreement with a consultant or advisor, providing that services of the consultant or advisor be continued after any business combination.  Additionally, a target business may be presented to Panex only on the condition that the services of a consultant or advisor be continued after a merger or acquisition.  Such pre-existing agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

In implementing a structure for a particular target business acquisition, Panex may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.  Panex may also acquire stock or assets of an existing business.  Depending upon the nature of the transaction, the current officers and directors of Panex may resign their management and board positions with Panex in connection with a change of control or acquisition of a business opportunity and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws.  In some circumstances however, as a negotiated element of its transaction, Panex may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.  If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after Panex has entered into an agreement for a business combination or has consummated a business combination.  The issuance of additional securities and their potential sale into Panex’s trading market may depress the market value of Panex’s securities in the future.

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of Panex that the target business stockholder would acquire in exchange for their shareholdings in the target business.  Depending upon, among other things, the target business’s assets and liabilities, Panex’s shareholders will in all likelihood hold a substantially lesser percentage ownership interest in Panex following any merger or acquisition.  Any merger or acquisition effected by Panex can be expected to have a significant dilutive effect on the percentage of shares held by Panex’s shareholders at that time.

Page - 6

At the present time, management has not identified any target business or business opportunity that it plans to pursue, nor has Panex reached any agreement or definitive understanding with any person concerning an acquisition or a business combination.  When any such agreement is reached or other material fact occurs, Panex will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K.  Persons reading this Form 10-K are advised to determine if Panex has subsequently filed a Form 8-K.

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

Property Interests

Panex does not have any mineral property assets or mineral property interests.

Competition

Panex competes with other mining and exploration companies possessing greater financial resources and technical facilities than Panex in connection with the acquisition of mineral exploration claims and in connection with the recruitment and retention of qualified personnel.  Many of Panex’s competitors have a very diverse portfolio and have not confined their market to one mineral or property, but explore a wide array of minerals and mineral exploration properties.  Some of these competitors have been in business for longer than Panex and may have established more strategic partnerships and relationships than Panex.

Management believes that it will have a competitive advantage over its competitors due to its network of contacts, which will enable it to identify and acquire prospective mineral properties more quickly and efficiently than many of its competitors.

Government Controls and Regulations

Panex is not subject to any government controls or regulations as the Company has no interests in any mineral projects.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Panex currently does not own any patents or trade marks.  Also, Panex is not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.

Number of Total Employees and Number of Full Time Employees

There are no employees at the present time.

Item 1A .  Risk Factors

Panex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.  Unresolved Staff Comments

Panex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Page - 7

Item 2.                      Description of Property

As at the date of this report Panex does not own any mineral properties or mineral property interests.

Since June 2006, Panex has had its office at 30 Ledgar Road, Balcatta, Western Australia, 6021.  The telephone number at this office is 011-61-89-240-6717.  Panex uses this office space under an arrangement whereby an entity related to the president and director of the Company provides office administration, accounting and corporate secretarial services to Panex for a fee based on time and hourly charge rates.

Item 3.                      Legal Proceedings

Panex is not a party to any pending legal proceedings and, to the best of management’s knowledge, none of Panex’s property or assets are the subject of any pending legal proceedings.

Item 4.  (Removed and Reserved)

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information

Panex’s shares of common stock have been quoted on the NASD OTC Bulletin Board since March 8, 2006 under the symbol “DBGF.PK”.

The table on the next page gives the high and low bid information for each fiscal quarter Panex’s common stock has been quoted for the last two fiscal years and for the interim period ended December 8, 2010.  The bid information was obtained from Pink OTC Markets, Inc. (fka Pink Sheets LLC) and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
8 December 2010	$0.06	$0.03	Pink OTC Markets Inc.
30 November 2010	$0.081	$0.02	Pink OTC Markets, Inc.
31 August 2010	$0.047	$0.0301	Pink OTC Markets, Inc.
31 May 2010	$0.05	$0.03	Pink OTC Markets, Inc.
28 February 2010	$0.0504	$0.035	Pink OTC Markets, Inc.
30 November 2009	$0.10	$0.04	Pink OTC Markets, Inc
31 August 2009	$0.0405	$0.031	Pink OTC Markets, Inc.
31 May 2009	$0.041	$0.031	Pink OTC Markets, Inc.
28 February 2009	$0.045	$0.045	Pink OTC Markets, Inc.
30 November 2008	$0.125	$0.041	Pink Sheets, LLC

(b)           Holders of Record

Panex has approximately 59 holders of record of Panex’s common stock as of December 8, 2010 according to a shareholders’ list provided by Panex’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by Panex of the number of beneficial owners of common stock held in street name.  The transfer agent for Panex’s common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

Page - 8

(c)      Dividends

Panex has declared no cash dividends on its shares of common stock and is not subject to any restrictions that limit its ability to pay cash dividends on its shares of common stock.  Cash dividends are declared at the sole discretion of Panex’s Board of Directors.

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

(d)           Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

February 2009 - $0.01 Private Placement Offering

On February 28, 2009, the board of directors authorized the issuance of 1,600,000 restricted shares of common stock at a subscription price of $0.01 per restricted share.  Panex raised $16,000 in cash in this closing, and on June 19, 2009 issued an aggregate 1,600,000 restricted shares of common stock to three non-US subscribers outside the United States.

Panex set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the three non-US subscribers outside the United States in this one closing, Panex relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that Panex complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Panex received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the resale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

February 2009 - $0.01 Shares For Debt Offering

Also, on February 28, 2009, the board of directors approved the settlement of debt for shares at a settlement price of $0.01 per restricted share.   Panex settled $125,000 in debt in this closing, and on June 19, 2009 issued an aggregate 12,500,000 restricted shares of common stock to four non-US creditors outside the United States.

Panex set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the four non-US creditors outside the United States in this one closing, Panex relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that Panex complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The settlement of debt was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Panex received from each creditor a completed and signed shares for debt agreement containing certain representations and warranties, including, among others, that (a) the creditor was not a U.S. person, (b) the creditor accepted the shares for debt for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the resale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Page - 9

     May 2009 - $0.01 Shares For Debt Offering

On May 29, 2009, the board of directors approved the settlement of debt for shares at a settlement price of $0.01 per restricted share.   Panex settled $15,000 in debt in this closing, and on June 19, 2009 issued an aggregate 1,500,000 restricted shares of common stock to two non-US creditors outside the United States.

Panex set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the two non-US creditors outside the United States in this one closing, Panex relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that Panex complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The settlement of debt was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Panex received from each creditor a completed and signed shares for debt agreement containing certain representations and warranties, including, among others, that (a) the creditor was not a U.S. person, (b) the creditor accepted the shares for debt for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the resale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

October 2009 - $0.01 Private Placement Offering

On October 19, 2009, the board of directors authorized the issuance of 4,000,000 restricted shares of common stock at a subscription price of $0.01 per restricted share.  Panex raised $40,000 in cash in this closing, and on October 19, 2009 issued an aggregate 4,000,000 restricted shares of common stock to two non-US subscribers outside the United States.

Panex set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the two non-US subscribers outside the United States in this one closing, Panex relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that Panex complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Panex received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the resale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

October 2009 - $0.01 Shares For Debt Offering

On October 19, 2009, the board of directors approved the settlement of debt for shares at a settlement price of $0.01 per restricted share.   Panex settled $23,500 in debt in this closing, and on October 19, 2009 issued an aggregate 2,350,000 restricted shares of common stock to two non-US creditors outside the United States.

Panex set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the two non-US creditors outside the United States in this one closing, Panex relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that Panex complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The settlement of debt was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Panex received from each creditor a completed and signed shares for debt agreement containing certain representations and warranties, including, among others, that (a) the creditor was not a U.S. person, (b) the creditor accepted the shares for debt for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the resale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

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

Except as disclosed above, there are no other outstanding options or warrants to purchase, or securities convertible into, shares of Panex’s common stock at this time.

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

The shares of Panex will remain penny stock for the foreseeable future.  The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in Panex will be subject to rules 15g-1 through 15g-10 of the Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

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

Page - 11

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements will have the effect of reducing the trading activity in the secondary market for Panex’s stock because it will be subject to these penny stock rules.  Therefore, stockholders may have difficulty selling those securities.

Item 6.                      Selected Financial Data

Panex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes to the Financial Statements filed with this Report.

Business Overview

Panex was incorporated in the State of Nevada on May 28, 2004.  Panex’s primary business is the acquisition and exploration of mineral resources.  Panex is an Exploration Stage Company.

The financial statements for the year ended August 31, 2010 have been prepared assuming Panex will continue as a going concern.  Panex has incurred net losses of approximately $214,000 and $154,600 for the years ended August 31, 2010 and 2009.  The report of the independent registered public accounting firm on Panex’s financial statements as of and for the year ended August 31, 2010 includes a ‘going concern’ explanatory paragraph which means that the accounting firm has expressed substantial doubt about Panex’s ability to continue as a going concern.  Management’s plans with respect to these matters are described in this section and in its financial statements, and does not include any adjustments that might result from the outcome of this uncertainty.  There is no guarantee that Panex will be able to raise the funds or raise further capital for the operations planned in the future.

Plan of Operation

Management’s objective is to recapitalize the Company, raise new capital and seek new investment opportunities in the mineral sector. Panex will continue to identify and assess undervalued mineral properties when capital raisings are completed.  A small number of interesting projects are presently being reviewed, but it is too early to say whether they may be considered appropriate for acquisition.

Results of Operations

Panex has generated no operating revenues since its inception on May 28, 2004 through the year ended August 31, 2010.  For the year ended August 31, 2010, Panex had interest income of $446 compared to $252 for the year ended August 31, 2009.

Total expenses for the year ended August 31, 2010 were $144,814 compared to $88,584 for the year ended August 31, 2009.  Expenses were higher in fiscal year 2010 than 2009 due to higher professional fees as a result of completing several filings with the SEC in an effort to get the Company’s SEC filings current ($69,315 and $45,873 in fiscal years 2010 and 2009, respectively). In addition, management fees and some professional fees are invoiced in Australian dollars and the Australian dollar increased in value against the United States dollar over the year ($13,686 loss and $4,879 gain in fiscal years 2010 and 2009, respectively).

Liquidity and Capital Resources

As of August 31, 2010, Panex had cash of $29,178 and a working capital deficit of $1,345,415.  During the year ended August 31, 2010, Panex used $60,100 in operating activities compared to $20,211 in the prior year. As previously noted, Panex is not generating revenues and accordingly has not generated any cash flows from operations.  Panex is uncertain as to when it will produce cash flows from operations to meet operating and capital requirements and will require significant funding from external sources.

During the year ended August 31, 2009, Panex received $56,000 through private placements of common stock compared to zero in the current year. During the years ended August 31, 2010 and 2009, no cash was used to repay any debt, however, $33,500 and $140,000, respectively of debt and accrued expenses in fiscal 2010 and 2009 were converted to common stock.

Panex is in the process of finalizing plans for a private placement to raise new capital of between $2 million to $3 million.

Page - 12

Critical Accounting Policies

Panex has identified the following policies below as critical to its business and results of operations.  Panex’s reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments.  These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations.  For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment.  Specific risks associated with these critical accounting policies are described in the paragraphs below.

Mineral property and exploration costs

Panex has been in the exploration stage since its formation on May 28, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Valuation of loan advances

Panex evaluates loan advances for possible collectibility concerns on a quarterly basis. Panex considers both the intent or ability of the borrower to repay the loan advances as part of its collectibility analysis. Allowances are recorded against the loan advances in an amount management believes would be adequate to cover estimated losses, based on its evaluation of the collectibility of the loan advances.

Outlook

As of August 31, 2010, Panex had cash and cash equivalents of $29,178 and a working capital deficit of $1,345,415.  Panex will need to raise additional capital to execute its business plan of project identification and assessment.  Although the agreement for the acquisition of an 80% interest in Minanca has been cancelled, management continues to seek recovery of all or part of the $6.1 million owed to Panex on the loan. As mentioned previously, management intends to recapitalize the Company, raise new capital and seek new investment opportunities within the mineral sector. Management believes that its worldwide industry contacts will make it possible to raise capital and identify and assess new projects.

If Panex does not receive sufficient funding on a timely basis, it could have a material adverse effect on its liquidity, financial condition and business prospects.  Additionally, if Panex receives funding, it may be on terms that are not favorable to Panex and its shareholders.

Off-Balance Sheet Arrangements

Panex does not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06).  This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy.  In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3.  The new disclosure requirements were effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 (September 1, 2011 for the Company).  As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the full adoption of this update will have a material effect on its financial statements.

Page - 13

In August 2009, the FASB issued authoritative guidance clarifying the measurement of the fair value of liabilities.  The amendments reduce potential ambiguity in financial reporting when measuring the fair value of liabilities and help to improve consistency in the application of authoritative guidance. This update was effective for the first reporting period, including interim periods, beginning after issuance, which for the Company was September 1, 2009.  The adoption of this guidance did not have an impact on the Company’s financial statements.

In June 2009, the FASB issued a new accounting standard which provides guidance that, among other things, requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), which amends previous guidance for consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE.  The adoption of this guidance (effective for the Company on September 1, 2010), is not expected to have a material impact on the Company’s financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Panex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8.    Financial Statements and Supplementary Data

Panex’s financial statements are stated in United States Dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States of America.  See Exhibit A – Financial Statements attached below.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Page - 14

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Panex’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Panex’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Panex’s management concluded, as of the end of the period covered by this report, that Panex’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was not accumulated or communicated to management to allow timely decisions regarding required disclosure, for the reasons listed below in management’s report on internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A.  Panex’s internal control over financial reporting is a process designed under the supervision of Panex’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Panex’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Panex’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Panex’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Panex’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Panex’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Panex’s Chief Financial Officer in connection with the audit of Panex’s financial statements as of August 31, 2010 and these matters were communicated to the board of directors.

Page - 15

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of August 31, 2010, Panex’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Management believes that the material weaknesses set forth above did not have an affect on Panex’s financial results.  Management also believes that the lack of a functioning audit committee and lack of a majority of outside directors on Panex’s board of directors caused and continues to cause an ineffective oversight in the establishment and monitoring of the required internal controls over financial reporting.

Panex is committed to improving its financial organization.  As part of this commitment and when funds are available, Panex will create a position within Panex’s accounting and finance team to segregate duties consistent with its control objectives and will increase its personnel resources and technical accounting expertise within the accounting function by:  i) appointing one or more outside directors to its board of directors who will also be appointed to the audit committee of Panex resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls over financial reporting; and ii) preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on Panex’s Board.  In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses:  (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.  Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department.  Additional personnel will also provide the cross training needed to support Panex if personnel turn-over issues within the department occur.  This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues Panex may encounter in the future.

Management will continue to monitor and evaluate the effectiveness of Panex’s internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Panex’s independent auditors have not issued an attestation report regarding Panex’s internal control over financial reporting.  As a result, this annual report does not include such a report.  Panex was not required to have, nor has Panex, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit Panex to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in Panex’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended August 31, 2010, that materially affected, or are reasonably likely to materially affect, Panex’s internal control over financial reporting.

Item 9B.    Other Information

During the fourth quarter of the year covered by this Form 10-K, Panex had no information to be disclosed as required on a Form 8-K that was not previously disclosed.

Page - 16

PART III

Item 10.                      Directors, Executive Officers, and Corporate Governance

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

The names, addresses, ages and positions of Panex’s officers and directors that held their positions during or since the fiscal year ended August 31, 2010 are set forth below:

Name and Address	Age	Positions
Klaus Eckhof 30 Ledgar Road Balcatta, Western Australia, 6021	52	Chairman, Chief Executive Officer and director
Susmit Shah 30 Ledgar Road Balcatta, Western Australia, 6021	54	Chief Financial Officer, and Treasurer, Corporate Secretary

Klaus Eckhof Dipl. Geol. TU, AusIMM ●  Mr. Eckhof  has been the Chairman of Panex since May 2006 and was appointed sole director and Chief Executive Officer on June 1, 2008.  Mr. Eckhof is a senior exploration geologist and a member of the Australian Institute of Mining and Metallurgy. Mr Eckhof has many global contacts and has been instrumental in sourcing and developing successful projects in Australia, Africa, Russia, South America and the Philippines.

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

Susmit Mohanlal Shah CA, Corporate ● Mr. Shah has been the Chief Financial Officer, Treasurer, and Corporate Secretary of Panex since June 2006.  Mr. Shah is a chartered accountant with over 20 years’ experience.  Over the last 15 years, Mr. Shah has been involved with a diverse range of Australian public listed companies in company secretarial and financial roles.

(b)           Identify Significant Employees

Panex currently does not have any significant employees.

(c)           Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Panex to become directors or executive officers.

Page - 17

(d)           Involvement in Certain Legal Proceedings

During the past ten years, none of Panex’s directors or officers has been:

•	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
•	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

•
found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

•
found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

•	any Federal or State securities or commodities law or regulation; or
•
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

•	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

(e)           Compliance with Section 16(a) of the Exchange Act

All reports were filed with the SEC on a timely basis and Panex is not aware of any failures to file a required report during the period covered by this annual report.

(f)           Nomination Procedure for Directors

Panex does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  Panex has not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

(g)           Audit Committee Financial Expert

Panex does not have a separately-designated standing audit committee. Susmit Shah, Panex’s chief financial officer has skills and experience commensurate with an “audit committee financial expert”.

Page - 18

(h)           Identification of Audit Committee

Panex does not have a separately-designated standing audit committee.  Rather, Panex’s board of directors performs the required functions of an audit committee.  Panex’s board of directors is responsible for: (1) selection and oversight of Panex’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Panex’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

(i)           Code of Ethics

Panex has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14.1 – Code of Ethics for more information.  Panex undertakes to provide any person with a copy of its code of ethics free of charge.  Please contact Susmit Shah at 011-61-8-9240-6717 to request a copy of Panex’s code of ethics.  Management believes Panex’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11.  Executive Compensation

Panex has paid $53,638 and $43,799 in compensation to its named executive officers during its fiscal years ended August 31, 2010 and 2009, respectively.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Klaus Eckhof Chairman May 2006 – present CEO and President June 2008 - present	2008 2009 2010	54,940 43,799 53,638	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	54,940 43,799 53,638
Susmit Shah (1) CFO June 2006 – present	2008 2009 2010	30,981 21,492 30,687	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	30,981 21,492 30,687
Reg Gillard CEO and President April 2006 – June 2008	2008 2009 2010	39,538 n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	39,538 n/a n/a

 (1)  Administration, accounting and secretarial fees of $30,687 (2009 - $21,492) were paid or payable to Corporate Consultants Pty Ltd, a company in which Mr. Shah is a director and has a beneficial interest.

Since Panex’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between Panex and any of its directors whereby such directors are compensated for any services provided as directors.

Page - 19

There are no other employment agreements between Panex and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Panex or from a change in a named executive officer’s responsibilities following a change in control, with the exception of the following:

Management Agreement

Pursuant to the terms and conditions of a management agreement, Panex Resources Inc. had retained the services of Reg Gillard for a term of 12 months beginning April 19, 2006 which expired on April 18, 2007. However, the agreement continued and was reviewed on a monthly basis until Mr Gillard’s resignation on June 1, 2008.  See Exhibit 10.1 - Management Agreement for more details.

Item 12.  Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters

The following tables set forth, as of the date of this annual report, the total number of common shares owned beneficially by Panex’s director and officers, individually and as a group, and the present owners of 5% or more of Panex’s total outstanding common shares.  The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [4]
shares of common stock	Lars Pearl Hofnerstrasse 13 Unterageri, Switzerland 6341	5,250,000	7.83%
shares of common stock	Carrington International Ltd. [2] Schloss Enzesfeld A-2551 Enzesfeld-Lindabrunn Austria	4,000,000	5.96%
shares of common stock	EL & A Ltd. [3] Goldschmiedgasse 9/1/16, A-1010 Vienna Austria	4,000,000	5.96%

[1]	The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2]	These shares are registered in the name of Carrington International Ltd, which is owned by Dr Georg H. Schnura.
[3]	These shares are registered in the name of EL & A Limited, which is owned by Mr Thomas Mueller-Kakrecha.
[4]	Based on 67,046,785 shares of common stock issued and outstanding as of December 8, 2010.

Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
shares of common stock	Klaus Eckhof 30 Ledgar Road Balcatta, Western Australia, 6021	714,285	1.07%
shares of common stock	Susmit Shah 30 Ledgar Road Balcatta, Western Australia, 6021	Nil	0%
shares of common stock	Directors and Executive Officers (as a group)	714,285	1.07%
[1]	Based on 67,046,785 shares of common stock issued and outstanding as of December 8, 2010.

Page - 20

Changes in Control

Panex is not aware of any arrangement that may result in a change in control of Panex.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

(a)           Relationships with Insiders

Since the beginning of Panex’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which Panex was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of Panex’s total assets at year-end for the last three completed fiscal years, except for the following:

Consultant Agreements

Mr. Eckhof and Mr. Shah are directors and shareholders of Corporate Consultants Pty Ltd. (“CCPL”).  CCPL provides administration, accounting and company secretarial services to Panex Resources Inc.  Fees paid or payable to CCPL for the year ended August 31, 2010 were $30,687 (2009 - $21,492).

(b)           Transactions with Promoters

During the past five fiscal years, Klaus Eckhof, Susmit Shah, and Reg Gillard have been promoters of Panex’s business, but none of these promoters have received anything of value from Panex nor is any person entitled to receive anything of value from Panex for services provided as a promoter of the business of Panex.

(c)           Director independence

Panex’s board of directors currently solely consists of Klaus Eckhof.  Pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, Panex’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an “independent director” means a person other than an executive officer or employee of Panex or any other individual having a relationship which, in the opinion of Panex’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Panex in excess of $200,000 during any period of 12 consecutive months within the three past fiscal years.  Also, the ownership of Panex’s stock will not preclude a director from being independent.

In applying this definition, Panex’s board of directors has determined that Mr. Eckhof does not qualify as an “independent director” pursuant to the same Rule.

As of the date of the report, Panex did not maintain a separately designated compensation, nominating or audit committee.
Panex has also adopted this definition for the independence of the members of its audit committee.  Panex’s board of directors has determined that Mr. Eckhof is not “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Item 14.  Principal Accounting Fees and Services

(1)  Audit Fees and Related Fees

The aggregate fees billed (2009) and expected to be billed (2010) for each of the last two fiscal years for professional services rendered by the principal accountant for Panex’s audit of its annual financial statements, reviews of its quarterly financial statements, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010 - $22,500 - GHP Horwath, P.C.
2009 - $12,500 - GHP Horwath, P.C.

Page - 21

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for audit related services by the principal accountants that are reasonably related to the performance of the audit or review of Panex’s financial statements and are not reported in the preceding paragraph:

2010 - $Nil - GHP Horwath, P.C.
2009 - $Nil - GHP Horwath, P.C.

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010 - $Nil - GHP Horwath, P.C.
2009 - $Nil - GHP Horwath, P.C.

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

2010 - $Nil - GHP Horwath, P.C.
2009 - $Nil - GHP Horwath, P.C.

(5)           Panex does not have an audit committee. Therefore Panex’s Board of Director’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the Board of Director’s pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

1.           Financial Statements

Audited financial statements of Panex Resources Inc. have been included in Item 8 above and Exhibit A attached.

2.           Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.

Page - 22

3.           Exhibits

All exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to Panex’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 333-130264 and SEC File Number 000-51707.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements as of August 31, 2010 and 2009 and for the years ended August 31, 2010 and 2009, and for the period May 28, 2004 (inception) to August 31, 2010.	Included
3.1	Articles of Incorporation of Panex Resources Inc. filed as an Exhibit to Panex’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
3.2	By-Laws of Panex Resources Inc. filed as an Exhibit to Panex’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
3.3	Certificate of Amendment of Panex Resources Inc., filed as an Exhibit to Panex’s Form 8-K (Current Report) filed on September 30, 2010 and incorporated herein by reference.	Filed
10.1
Management Agreement dated April 19, 2006 between Panex Resources Inc. and Reg Gillard, filed as Exhibit 10.2 to Panex’s Form 8-K (Current Report) filed on May 10, 2006 and incorporated herein by reference.
Filed
10.2
Letter of Understanding dated May 6, 2006 among Panex Resources Inc., Goldplata Corporation Limited, Goldplata Resources Inc, and Goldplata Resources, Sucursal-Columbia, filed as an Exhibit to Panex’s Form 8-K (Current Report) filed on May 25, 2006 and incorporated herein by reference.
Filed
10.3
Letter Agreement dated June 15, 2006 between Panex Resources Inc. and Emco Corporation, filed as an Exhibit to Panex’s Form 8-K (Current Report) filed on June 29, 2006 and incorporated herein by reference.
Filed
10.4
Share Sale Agreement dated July 10, 2006, between Panex Resources Inc. and Emco Corporation Inc. S.A., filed as an Exhibit to Panex’s Form 8-K (Current Report) filed on July 17, 2006, and incorporated herein by reference.
Filed
10.5
Heads of Agreement dated July 26, 2007 among Panex Resources Inc., Goldplata Resources Peru S.A.C., Goldplata Resources Inc., Golplata Resources Sucursal-Colombia, Goldplata Corporation Limited, and Goldplata Mining International Corporation, filed as an Exhibit to Panex’s Form 10-K (Annual Report) filed on July 28, 2009 and incorporated herein by reference.
Filed
10.6
Letter Agreement dated December 6, 2007 among Panex Resources Inc., Emco Corporation Inc. S.A. and Minanca Minera Nanguipa, Compania Anonima, filed as an Exhibit to Panex’s Form 10-K (Annual Report) filed on July 28, 2009 and incorporated herein by reference.
Filed
10.7
Deed dated January 11, 2008 among Panex Resources Inc., Windy Knob Resources Limited, Goldplata Mining International Corporation, Goldplata Resources Inc., and Golplata Resources Sucursal-Colombia, filed as an Exhibit to Panex’s Form 10-K (Annual Report) filed on July 28, 2009 and incorporated herein by reference.
Filed
14.1	Financial Code of Ethics filed as an Exhibit to Panex’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Disclosure Committee Charter, filed as an Exhibit to Panex’s Form 10-K (Annual Report) filed on July 28, 2009 and incorporated herein by reference.	Filed

Page - 23

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, Panex Resources Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PANEX RESOURCES INC.

                   By: /s/ Klaus Eckhof
                   Name:   Klaus Eckhof
Title:     Director and CEO
Dated:   December 14,  2010

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Panex Resources Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Klaus Eckhof	President, Chief Executive Officer, and member of the Board of Directors	December 14, 2010
/s/ Susmit Shah	Chief Financial Officer, Principal Financial Officer, Treasurer and Corporate Secretary	December 14, 2010

Page - 24

Exhibit A

Page - 25

Panex Resources Inc.
(Formerly De Beira Goldfields Inc.)

Financial Statements

Panex Resources Inc.
(An Exploration Stage Company)

Years ended August 31, 2010 and 2009, and for
the period from May 28, 2004 (Date of
Inception) to August 31, 2010

Page - 26

Panex Resources Inc.
(Formerly De Beira Goldfields Inc.)

Financial Statements

Panex Resources Inc.
(An Exploration Stage Company)

Years Ended August 31, 2010 and 2009,
and for the period from May 28, 2004 (Date of Inception)
 through August 31, 2010

Page - 27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Panex Resources Inc. (formerly De Beira Goldfields Inc.)

We have audited the accompanying balance sheets of Panex Resources Inc. (formerly De Beira Goldfields Inc.) (an Exploration Stage Company) as of August 31, 2010 and 2009, and the related statements of operations, cash flows and stockholders’ equity (deficit) for each of the years then ended, and for the period from May 28, 2004 (inception) through August 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panex Resources Inc. (formerly De Beira Goldfields Inc.) as of August 31, 2010 and 2009, and the results of its operations and cash flows for each of the years then ended, and for the period from May 28, 2004 (inception) through August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $213,860 for the year ended August 31, 2010, and a deficit accumulated during the exploration stage of $12,243,915 for the period from May 28, 2004 (inception) through August 31, 2010. The Company also has a limited history and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/GHP HORWATH, P.C.

Denver, Colorado
December 14, 2010

Panex Resources Inc. (formerly De Beira Goldfields Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	August 31, 2010 $	August 31, 2009 $
ASSETS
Current Assets
Cash	29,178	72,424
Total Assets (all current)	29,178	72,424

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	215,743	156,114
Accrued liabilities, related party (Note 4)	184,495	182,010
Accrued liabilities, other	187,463	114,107
Loans and borrowings, related party (Note 4)	46,892	45,248
Loans and borrowings (Notes 7)	740,000	740,000
Deposits for common stock subscriptions	-	10,000
Total Liabilities (all current)	1,374,593	1,247,479

Stockholders’ Deficit (Note 6)
Common stock, $0.001 par value; 500,000,000 shares authorized;
67,046,785 (2009: 59,696,785) shares issued and outstanding	67,046	59,696
Additional paid-in capital	10,815,704	10,779,554
Donated capital	15,750	15,750
Deficit accumulated during the exploration stage	(12,243,915)	(12,030,055)
Total Stockholders’ Deficit	(1,345,415)	(1,175,055)
Total Liabilities and Stockholders’ Deficit	29,178	72,424

The accompanying notes are an integral part of these financial statements

Panex Resources Inc. (formerly De Beira Goldfields Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	For the Year Ended August 31, 2010 $	For the Year Ended August 31, 2009 $	Accumulated from May 28, 2004 (Date of Inception) to August 31, 2010 $

Revenue	-	-	-

Operating expenses
Donated rent	-	-	5,250
Donated services	-	-	10,500
General and administrative	8,175	2,475	81,703
Foreign currency transaction loss (gain)	13,686	(4,879)	57,958
Mineral property and exploration costs	-	-	4,739,777
Management fees (Note 4)	53,638	41,999	652,585
Professional fees (Note 4)	69,315	45,873	909,809
Travel costs	-	3,116	335,415
Write-off deferred acquisition cost (Note 3)	-	-	400,000
Provision against Minanca loan (Note 3)	-	-	6,100,000
Total operating expenses	144,814	88,584	13,292,997

Other income (expense)
Interest income	446	252	31,706
Interest expense	(69,492)	(66,253)	(232,670)
Loss on sale of investment (Note 5)	-	-	(126,182)
Gain on sale of mineral property rights (Note 5)	-	-	1,376,228
Total other income (expense)	(69,046)	(66,001)	1,049,082
Net Loss	(213,860)	(154,585)	(12,243,915)
Net Loss Per Share – Basic and Diluted	*	*
Weighted Average Shares Outstanding	66,029,936	52,478,429

* Amount is less than (0.01) per share

The accompanying notes are an integral part of these financial statements

Panex Resources Inc. (formerly De Beira Goldfields Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
	For the Year Ended August 31, 2010 $	For the Year Ended August 31, 2009 $	Accumulated From May 28, 2004 (Date of Inception) to August 31, 2010 $

Cash Flows From Operating Activities

Net loss	(213,860)	(154,585)	(12,243,915)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of mineral property rights	-	-	(586,228)
Loss on sale of investment	-	-	126,181
Donated services and rent	-	-	15,750
Expenses paid by issue of common stock	-	-	500
Write-off deferred acquisition cost	-	-	400,000
Provision against Minanca loan	-	-	6,100,000

Change in operating assets and liabilities
Decrease in receivables and other assets	-	38	-
Increase in accounts payable and accrued liabilities	127,350	64,284	447,217
Increase in amounts due to related parties	26,410	70,052	293,099

Net cash used in operating activities	(60,100)	(20,211)	(5,447,396)

Cash Flows From Investing Activities
Cash received from sale of investment	-	-	250,047
Cash received from sale of mineral property rights	-	-	210,000
Deferred acquisition costs	-	-	(400,000)
Loan advances	-	-	(7,100,000)
Repayment of loan advance	-	-	1,000,000

Net cash used in investing activities	-	-	(6,039,953)

Cash Flows From Financing Activities
Loans from related parties	-	-	594,313
Loan repaid to related parties	-	-	(576,483)
Loan from unrelated third party	-	-	740,000
Deposits received for common shares to be issued	-	40,000	40,000
Common shares issued for cash	-	16,000	10,668,750

Net cash provided by financing activities	-	56,000	11,466,580

Effect of exchange rate changes on cash	16,854	(1,974)	49,947

(Decrease) Increase in Cash	(43,246)	33,815	29,178

Cash - Beginning of Period	72,424	38,609	-

Cash - End of Period	29,178	72,424	29,178

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

Panex Resources Inc. (formerly De Beira Goldfields Inc.)
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)

	Common Shares				Deficit
	Number of Shares	Amount $	Additional Paid-in Capital $	Donated Capital $	Accumulated During the Exploration Stage $	Total Stockholders’ Equity(Deficit) $

Balances, May 28, 2004 (Date of inception)	-	-	-	-	-	-
Common stock issued for services to president (Note 6)	6,000,000	6,000	(5,500)	-	-	500
Return and cancellation of shares (Note 6)	(6,000,000)	(6,000)	6,000	-	-	-
Net loss	-	-	-	-	(500)	(500)
Balances, August 31, 2004	-	-	500	-	(500)	-
Common stock issued for cash	64,500,000	64,500	(17,750)	-	-	46,750
Return and cancellation of shares (Note 6)	(30,000,000)	(30,000)	30,000	-	-	-
Donated rent	-	-	-	3,000	-	3,000
Donated services	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	39,981
Common stock issued for cash (Note 6)	1,964,285	1,964	4,498,036	-	-	4,500,000
Donated rent	-	-	-	2,250	-	2,250
Donated services	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	(848,560)	(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	15,750	(864,829)	3,698,171
Common stock issued for cash (Note 6)	7,632,500	7,632	6,098,368	-	-	6,106,000
Net loss	-	-	-	-	(10,943,990)	(10,943,990)
Balances, August 31, 2007	44,096,785	44,096	10,609,154	15,750	(11,808,819)	(1,139,819)
Net loss	-	-	-	-	(66,651)	(66,651)
Balances, August 31, 2008	44,096,785	44,096	10,609,154	15,750	(11,875,470)	(1,206,470)
Common stock issued for cash (Note 6)	1,600,000	1,600	14,400	-	-	16,000
Common stock issued for settlement of debt (Note 6)	14,000,000	14,000	126,000	-	-	140,000
Shares to be issued	-	-	30,000	-	-	30,000
Net loss	-	-	-	-	(154,585)	(154,585)
Balances, August 31, 2009	59,696,785	59,696	10,779,554	15,750	(12,030,055)	(1,175,055)
Common stock issued for cash received in December 2008 (Note 6)	4,000,000	4,000	6,000	-	-	10,000
Common stock issued for settlement of debt (Note 6)	3,350,000	3,350	30,150	-	-	33,500
Net loss	-	-	-	-	(213,860)	(213,860)
Balances, August 31, 2010	67,046,785	67,046	10,815,704	15,750	(12,243,915)	(1,345,415)

The accompany notes are an integral part of these financial statements

Panex Resources Inc. (formerly De Beira Goldfields Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

1.	Organization, Nature of Business, Going Concern and Management’s Plans:

Organization and nature of business:

The Company was incorporated in the State of Nevada on May 28, 2004. On September 27, 2010 the Company changed its name from “De Beira Goldfields Inc.” to “Panex Resources Inc.”.

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in May 2004, the Company has not generated revenue and has incurred net losses. The Company incurred a net loss of $213,860 for the year ended August 31, 2010, and a deficit accumulated during the exploration stage of $12,243,915 for the period from May 28, 2004 (inception) through August 31, 2010. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of August 31, 2010, the Company had cash and cash equivalents of $29,178. Management’s objective is to recapitalize the Company, raise new capital and seek new investment opportunities in the mineral sector.  Management believes that its worldwide industry contacts will make it possible to find and assess new projects. There is no assurance that the Company will be able to consummate the contemplated capital raisings.  In the event that the Company is unsuccessful in raising additional capital in a timely manner, it will have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company is in the process of finalizing a private placement to raise new capital of between $2 million to $3 million.

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

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period using the treasury stock method and the if-converted method. In computing EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no potential dilutive securities outstanding at August 31, 2010 and 2009.

d)      Cash

Cash includes deposits in banks which are unrestricted as to withdrawal or use.

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

g)    Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value.

Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 - observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 - assets and liabilities whose significant value drivers are unobservable.

As of August 31, 2010, the Company did not have any assets or liabilities that were measured at fair market value on a recurring or non-recurring basis.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.

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

2.     Significant Accounting Policies (continued)

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

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Nevada. Management does not believe that the Company has any unrecognized tax positions. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense.

i)      Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated into the United States dollar, using the exchange rate prevailing at the balance sheet date.  Foreign currency transactions are primarily undertaken in Australian and Canadian dollars. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Realized foreign currency transaction gains and losses were not significant during the periods presented.

j)    Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist of cash.  The Company’s cash is all in demand deposit accounts placed with federally insured financial institutions in Australia.  The Company has not experienced any losses on such accounts.

k)    Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06).  This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy.  In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3.  The new disclosure requirements were effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 (September 1, 2011 for the Company).  As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In August 2009, the FASB issued authoritative guidance clarifying the measurement of the fair value of liabilities.  The amendments reduce potential ambiguity in financial reporting when measuring the fair value of liabilities and help to improve consistency in the application of authoritative guidance. This update was effective for the first reporting period, including interim periods, beginning after issuance, which for the Company was September 1, 2009.  The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

In June 2009, the FASB issued a new accounting standard which provides guidance that, among other things, requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), which amends previous guidance for consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE.  The adoption of this guidance (effective for the Company on September 1, 2010), is not expected to have a material impact on the Company’s financial statements.

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

As of August 31, 2010 and 2009 the loan advances equalled $6,100,000.  Minanca is to undertake to grant a mortgage of all its assets to the Company as security against the loan advances noted above. Repayment of the loan advances rank in priority ahead of any dividend or distribution payments to shareholders of Minanca.

On December 9, 2007, the Company entered into an agreement with Emco to cancel the acquisition by Panex Resources of an 80% interest in Minanca. As a consequence, neither party has any further rights or obligations to each other, except that Minanca remains indebted to Panex Resources for an amount of $6,100,000 which it had agreed to repay as follows:

     (i)       payment of US$250,000 to Panex Resources by close of business on December 14, 2007;
     (ii)       payment of US$1,750,000 to Panex Resources within 21 days of the execution of the agreement; and
(iii)
payment of the remainder of the loan balance in accordance with the provisions of the June 2006 agreement (which provided for loan repayment from cash surpluses from the sale of mineral products) or as otherwise agreed between the parties.

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

4.           Related Party Transactions

a)
The Company incurred management fees of $53,638 ($43,799 for the year ended August 31, 2009) for services provided by the president and chief executive officer of the Company, for the year ended August 31, 2010. As of August 31, 2010 and 2009 the Company has an accrued liability of $44,563 and $24,642 owing for management fees and travel expenses to this related party. As of August 31, 2010 and 2009 the Company owed $62,748 and $60,038, respectively to its former president.

b)
Included in professional fees are consulting fees of $30,687 during the year ended August 31, 2010 ($21,492 for the year ended August 31, 2009) for administration, office rent, accounting and company secretarial services provided by a company in which the president and chief executive officer and former director are directors and shareholders.  As of August 31, 2010 and 2009, the Company has an accrued liability of $124,180 and $85,858, respectively, owing for services provided under this agreement.

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

4.           Related Party Transactions (continued)

In August 2007 the Company received loan proceeds totalling $105,068, from companies in which the president and chief executive officer is a director and shareholder. Interest is charged at 8% simple interest, is unsecured and has no stated maturity date.  In May 2008 $67,193 was repaid, including accrued interest. As of August 31, 2010 and 2009, the outstanding loan balances are $46,892 and $45,248, respectively. As of August 31, 2010 and 2009, the loans have accrued interest outstanding of $15,752 and $11,472, respectively.

5.           Mineral Properties

a)	Titiribi Gold/Copper Project

The Company entered into an agreement with Goldplata Corporation Limited, Goldplata Resources Inc. and Goldplata Resources Sucursal Colombia (the “Goldplata Group”) dated May 6, 2006, whereby the Company was granted an option to acquire up to 70% interest in the Titiribi Gold/Copper project in Colombia, South America. The agreement allowed the Company to acquire an initial interest of 65% by sole funding $8 million in exploration expenditures within a 3 year period (the “Option Period”).  The Option Period commenced on June 9, 2006. After acquiring 65% interest, the Company had 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. The additional interest was to be acquired upon the earlier of completing a bankable feasibility study or spending a further $12 million, both within a period of no more than 3 years from the time of the election. The Company could not withdraw from the agreement after the start of the Option Period until it either incurred $1 million in exploration expenditures or paid $1 million to the Goldplata Group.  Through August 31, 2008, $2,830,000 of exploration expenditures have been paid by the Company and recorded as mineral property and exploration costs on the statement of operations.  No further payments were made during the years ended August 31, 2009 and 2010 or up to the date of this report.

On January 11, 2008 the Company entered into an agreement with Australian publicly traded company, Windy Knob Resources Limited (“Windy Knob”) to assign its interests in the Titiribi Gold/Copper Project for cash proceeds of $1 million being reimbursement of exploration expenditures and 3,250,000 shares of common stock in Windy Knob. The terms of the agreement were as follows:

(i)	payment of $250,000 to the Goldplata Group on behalf of Panex Resources to satisfy outstanding cash call requirements (this was paid in January 2008);
(ii)	payment of $540,000 to the Goldplata Group on behalf of Panex Resources to satisfy outstanding cash calls at the completion of due diligence by Windy Knob (this was paid in January 2008); and
(iii)	payment of $210,000 direct to Panex Resources at the completion of due diligence by Windy Knob (this was received on February 4, 2008).

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

b)      Peruvian Gold / Silver Projects

On July 5, 2006, the Company entered into agreements with the Goldplata Group to acquire an interest of up to 70% in the Condoroma and Suyckutambo Projects in Peru. The Company was granted an option to acquire up to 70% interest in each of these two projects on identical terms. The agreements allowed the Company to acquire an initial interest of 65% by sole funding $4 million in exploration expenditures within a 3 year period (the “Option Period”).  The Option Period commenced on August 4, 2006.  After acquiring 65%, the Company had 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. The additional interest was to be acquired upon the earlier of completing a bankable feasibility study or spending a further $6 million, both within a period of no more than 3 years from the time of the election.  The Company could not withdraw from the agreement after the start of the Option Period until it either incurred $500,000 in exploration expenditures or paid $500,000 to the Goldplata Group.  Through August 31, 2008, $1,110,000 of exploration expenditures have been paid by the Company on the Condoroma & Suyckutambo projects and recorded as mineral property and exploration costs on the statement of operations. No further payments were made during the years ended August 31, 2009 and 2010 or up to the date of this report.

5.           Mineral Properties (continued)

b)      Peruvian Gold / Silver Projects (continued)

In September 2007, Panex Resources decided to withdraw from the Condoroma and Suyckutambo Projects as it became apparent that Panex Resources and the permit holders, the Goldplata Group, had different philosophies about how the projects should be further explored and developed.  Panex Resources favored a measured approach, with a focus on further exploration to maximize the resource potential whereas the Goldplata Group favored a short term development and production strategy.

c)      Acandi Project

On October 19, 2006, the Company entered into a preliminary agreement in association with the Goldplata Group to earn an 80% interest in the Acandi copper / gold project in North East Colombia, near the Panama border, by sole funding exploration expenditures and making cash payments to the present beneficial holder of the project interest.  Through August 31, 2008, $525,000 of exploration expenditures have been paid by the Company. No further payments were made during the years ended August 31, 2009 and 2010 or up to the date of this report.

In September 2007, the Company withdrew from the Acandi project and there are no residual rights or financial obligations.

6.	Stockholders’ Equity

Common stock
Panex’s authorized capital stock consists of 500,000,000 shares of common stock at a par value of $0.001 per share.  On August 30, 2010, the authorized capital was increased from 75,000,000 shares of common stock to 500,000,000 shares of common stock.

Stock cancellations and recapitalization:

On May 25, 2006 and June 9, 2006, the Company completed the return and cancellation of 30,000,000 and 6,000,000 common shares to the treasury, respectively. The shares were returned by the former president of the Company.

The net loss per share amounts and stockholders’ equity (deficit) have been retroactively restated (accounted for as a recapitalization) to reflect the return and cancellation of 36,000,000 common shares by the former president of the Company.

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

On August 30, 2006, the Company completed a private placement of 1,250,000 units at a price of $2.00 per unit for proceeds of $2,500,000. Each unit consisted of one common share and one common share purchase warrant.

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

6.	Stockholders’ Equity (continued)

Common stock (continued)

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

8.	Non-Cash Investing and Financing Activities

	August 31, 2010 $	August 31, 2009 $	Accumulated from May 28, 2004 (Date of Inception) to August 31, 2010 $
Issuance of common stock for settlement of debt (including accrued interest:

Related party (refer note 6)	-	5,673	5,673
Non-related party	-	39,647	39,647

Issuance of common stock for settlement of accounts payable:

Related party (refer note 6)	33,500	94,680	128,180

Cash paid to Goldplata on behalf of the Company (Note 5)	-	-	790,000

9. Income Taxes

The components of the Company’s net deferred tax asset for the years ended August 31, 2010 and 2009 and the statutory tax rate, the effective tax rate and the valuation allowance are as follows:

	August 31, 2010	August 31, 2009
Net operating losses	6,143,915	5,930,055
Loan loss reserves	6,100,000	6,100,000
Statutory tax rate	35%	35%
Deferred tax asset	4,285,370	4,210,519
Valuation allowance	(4,285,370)	(4,210,519)
Net deferred tax asset	-	-

The Company has net operating loss carry-forwards for tax purposes of approximately $6,144,000 which commence expiring in 2030. The utilization of the net operating loss carry-forwards cannot be assured.

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

10. Subsequent Events

Subsequent to August 31, 2010, the Company agreed to issue 12,303,123 restricted shares of common stock at a subscription price of $0.05 per share for settlement of $615,156 in accounts payable and accrued liabilities.  The shares have not yet been issued as of the date of this report.

Exhibit 31

Page - 41

PANEX RESOURCES INC.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Klaus Eckhof, certify that:

1.   I have reviewed this annual report on Form 10-K for the fiscal year ending August 31, 2010 of Panex Resources Inc.;

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

Date:  December 14, 2010

   /s/ Klaus Eckhof
Klaus Eckhof
Chief Executive Officer

Page - 42

PANEX RESOURCES INC.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Susmit Shah, certify that:

1.   I have reviewed this annual report on Form 10-K for the fiscal year ending August 31, 2010 of Panex Resources Inc.;

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

Date:  December 14, 2010

   /s/ Susmit Shah
Susmit Shah
Chief Financial Officer

Page - 43

Exhibit 32

Page - 44

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Panex Resources Inc. (“Panex”) on Form 10-K for the period ending August 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Klaus Eckhof, President and Chief Executive Officer of Panex and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ Klaus Eckhof

Klaus Eckhof
Chief Executive Officer
December 14, 2010

Page - 45

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Panex Resources Inc. (“Panex”) on Form 10-K for the period ending August 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Susmit Shah, Chief Financial Officer of Panex, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

   /s/ Susmit Shah

Susmit Shah
Chief Financial Officer
December 14, 2010

Page - 46