Form 10-Q
period 2010-11-30
Panex Resources Inc.
filed 2011-01-21
CIK 1345756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                      November 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________________to________________________________

Commission file number     000-51707

PANEX RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
30 Ledgar Road, Balcatta, Western Australia, 6021 (Address of principal executive offices)
011-61-89-240-6717 (Issuer’s telephone number)
n/a (Former name, former address and former fiscal year, if changed since last report)

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

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
       [  X ] Yes       [    ] No

Page - 1

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 18, 2011
Common Stock - $0.001 par value	79,349,908

Transitional Small Business Disclosure Format (Check one):    Yes   [   ]     No   [ X ]

Page - 2

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

Panex Resources Inc.
(An Exploration Stage Company)

November 30, 2010

Index
Balance Sheets as of November 30, 2010 (unaudited) and August 31, 2010	F-1
Statements of Operations for the three months ended November 30, 2010 and 2009 and for the period May 28, 2004 (date of inception) through November 30, 2010 (unaudited)	F-2
Statements of Cash Flows for the three months ended November 30, 2010 and 2009 and for the period May 28, 2004 (date of inception) through November 30, 2010 (unaudited)	F-3
Statements of Stockholders’ Equity (Deficit) for the period from May 28, 2004 (date of inception) through November 30, 2010 (unaudited)	F-4
Notes to the Financial Statements (unaudited)	F-5

Page - 3

Panex Resources Inc.
(An Exploration Stage Company)

Balance Sheets
(Expressed in US dollars)
(Unaudited)

	November 30, 2010 $	August 31, 2010 $

ASSETS

Current Assets

Cash	28,259	29,178

Total Assets (all current)	28,259	29,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	233,364	215,743
Accrued liabilities, related parties (Note 4)	227,874	184,495
Accrued liabilities, other	210,088	187,463
Loans and borrowings, related party (Note 4)	48,911	46,892
Loans and borrowings (Note 6)	740,000	740,000

Total Liabilities (all current)	1,460,237	1,374,593

Stockholders’ Deficit (Note 7)

Common Stock: $0.001 par value; 500,000,000 shares authorized; 67,046,785 shares issued and outstanding	67,046	67,046

Additional paid-in capital	10,815,704	10,815,704

Donated capital	15,750	15,750

Deficit accumulated during the exploration stage	(12,330,478)	(12,243,915)

Total Stockholders’ Deficit	(1,431,978)	(1,345,415)

Total Liabilities and Stockholders’ Deficit	28,259	29,178

(The Accompanying Notes are an Integral Part of These Financial Statements)

Panex Resources Inc.
(An Exploration Stage Company)

Statements of Operations
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	Accumulated From May 28, 2004 (Date of Inception)
	November 30,	November 30,	to November 30,
	2010	2009	2010
	$	$	$

Revenue	-	-	-

Operating expenses

Donated rent	-	-	5,250
Donated services	-	-	10,500
General and administrative	1,811	689	83,514
Foreign currency transaction loss	28,069	1,210	86,027
Mineral property and exploration costs	-	-	4,739,777
Management fees (Note 4)	14,591	13,452	667,176
Professional fees (Note 4)	24,869	13,058	934,678
Travel costs	-	-	335,415
Write-off deferred acquisition cost (Note 3)	-	-	400,000
Provision against Minanca loan (Note 3)	-	-	6,100,000

Total operating expenses	69,340	28,409	13,362,337

Other income (expense)

Interest income	149	91	31,855
Interest expense	(17,372)	(17,338)	(250,042)
Loss on sale of investment (Note 5)	-		(126,182)
Gain on sale of mineral property right (Note 5)	-		1,376,228

Total other income (expense)	(17,223)	(17,247)	1,031,859

Net Loss	(86,563)	(45,656)	(12,330,478)

Net Loss Per Share – Basic and Diluted	*	*

Weighted Average Shares Outstanding	67,046,785	63,385,796

* Amount is less than $(0.01) per share.

(The Accompanying Notes are an Integral Part of These Financial Statements)

Panex Resources Inc.
(An Exploration Stage Company)

Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended November 30, 2010 $	For the Three Months Ended November 30, 2009 $	Accumulated From May 28, 2004 (Date of Inception) to November 30, 2010 $

Cash Flows From Operating Activities

Net loss	(86,563)	(45,656)	(12,330,478)

Adjustments to reconcile net loss to cash used in operating activities:
Foreign currency transaction loss	28,069	1,210	86,027
Gain on sale of mineral property rights	–	–	(586,228)
Loss on sale of investment	–	–	126,181
Donated services and expenses	–	–	15,750
Expenses paid by issue of common stock	–	–	500
Write-off deferred acquisition costs	-	-	400,000
Provision against Minanca loan	-	-	6,100,000

Change in operating assets and liabilities
Increase in receivables and other assets	-	-	-
Increase in accounts payable and accrued liabilities	25,731	11,701	472,948
Increase in amounts due to related parties	30,460	22,698	318,074

Net Cash Used in Operating Activities	(2,303)	(10,047)	(5,397,226)

Cash Flows From Investing Activities
Cash received from sale of investment	-	-	250,047
Cash received from sale of mineral property rights	-	-	210,000
Deferred acquisition costs	-	-	(400,000)
Loan advances	-	-	(7,100,000)
Repayment of loan advance	-	-	1,000,000

Net Cash Used in Investing Activities	-	-	(6,039,953)

Cash Flows From Financing Activities
Loan from related parties	-	-	594,313
Loan repaid to related parties	-	-	(576,483)
Loan from unrelated third party	-	-	740,000
Common shares issued for cash	-	-	10,708,750
		-
Net Cash Provided by Financing Activities	-	-	11,466,580

Effect of exchange rate changes on cash	1,384	1,406	(1,142)

(Decrease) Increase in Cash	(919)	(8,641)	28,259

Cash - Beginning of Period	29,178	72,424	–

Cash - End of Period	28,259	63,783	28,259

(The Accompanying Notes are an Integral Part of These Financial Statements)

Panex Resources Inc.
(An Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)
(Unaudited)

	Common Shares				Deficit
	Number of Shares	Amount $	Additional Paid-in Capital $	Donated Capital $	Accumulated During the Exploration Stage $	Total Stockholders’ Equity (Deficit) $

Balances, May 28, 2004 (Date of inception)	-	-	-	-	-	-
Common stock issued for servicesto president	6,000,000	6,000	(5,500)	-	-	500
Return and cancellation of shares	(6,000,000)	(6,000)	6,000	-	-	-
Net loss	-	-	-	-	(500)	(500)
Balances, August 31, 2004	-	-	500	-	(500)	-
Common stock issued for cash	64,500,000	64,500	(17,750)	-	-	46,750
Return and cancellation of shares	(30,000,000)	(30,000)	30,000	-	-	-
Donated rent	-	-	-	3,000	-	3,000
Donated services	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	39,981
Common stock issued for cash	1,964,285	1,964	4,498,036	-	-	4,500,000
Donated rent	-	-	-	2,250	-	2,250
Donated services	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	(848,560)	(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	15,750	(864,829)	3,698,171
Common stock issued for cash	7,632,500	7,632	6,098,368	-	-	6,106,000
Net loss	-	-	-	-	(10,943,990)	(10,943,990)
Balances, August 31, 2007	44,096,785	44,096	10,609,154	15,750	(11,808,819)	(1,139,819)
Net loss	-	-	-	-	(66,651)	(66,651)
Balances, August 31, 2008	44,096,785	44,096	10,609,154	15,750	(11,875,470)	(1,206,470)
Common stock issued for cash	1,600,000	1,600	14,400	-	-	16,000
Common stock issued for settlement of debt	14,000,000	14,000	126,000	-	-	140,000
Shares to be issued	-	-	30,000	-	-	30,000
Net loss	-	-	-	-	(154,585)	(154,585)
Balances, August 31, 2009	59,696,785	59,696	10,779,554	15,750	(12,030,055)	(1,175,055)
Common stock issued for cash received in December 2008	4,000,000	4,000	6,000	-	-	10,000
Common stock issued for settlement of debt	3,350,000	3,350	30,150	-	-	33,500
Net loss	-	-	-	-	(213,860)	(213,860)
Balances, August 31, 2010	67,076,785	67,046	10,815,704	15,750	(12,243,915)	(1,345,415)
Net loss	-	-	-	-	(86,563)	(86,563)
Balances, November 30, 2010	67,046,785	67,046	10,815,704	15,750	(12,330,478)	(1,431,978)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Panex Resources Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2010
(Unaudited)

1.           Exploration Stage Company

The Company was incorporated in the State of Nevada on May 28, 2004. The Company is considered to be an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of mineral resources.

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in May 2004, the Company has not generated revenue and has incurred net losses. The Company incurred a net loss of $86,563 for the three months ended November 30, 2010, and a deficit accumulated during the exploration stage of $12,330,478 for the period from May 28, 2004 (inception) through November 30, 2010. Accordingly, it has not generated cash flows from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

 As a consequence of the Company’s withdrawal from the Minanca acquisition in Ecuador, the Colombian Projects (Titiribi and Acandi) and the Peruvian Projects (Condoroma and Suyckutambo), the Company has no mineral property interests as of the date of this report.  Certain mineral property interests are presently being considered, but it is too early to say whether they may be considered appropriate for acquisition.

As of November 30, 2010, the Company had cash of $28,259. Management’s objective is to recapitalize the Company, raise new capital and seek new investment opportunities in the mineral sector.  Management believes that its worldwide industry contacts will make it possible to find and assess new projects. There is no assurance however that the Company will be able to consummate the contemplated capital raisings.  In the event that the Company is unsuccessful in raising additional capital in a timely manner, it will have a material adverse affect on the Company’s liquidity, financial condition and business prospects. The Company is in the process of finalizing plans to raise new capital of $2 million to $3 million within the next six to nine months.

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

c)	Basic and Diluted Net Loss Per Share

Basic loss per share (‘EPS’) is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method. In computing EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no potential dilutive securities outstanding at November 30, 2010 or 2009.

Panex Resources Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2010
(Unaudited)

2.           Summary of Significant Accounting Policies (continued)

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

As of November 30, 2010, the Company did not have any assets or liabilities that were measured at fair value on a recurring or non-recurring basis.

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

Panex Resources Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2010
(Unaudited)

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

i)      Foreign Currency Transactions

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

During the quarter ended November 30, 2010, the Company identified the following matter that originated prior to September 1, 2010 relating to the reporting of the effect of exchange rate changes on cash in the statement of cash flows;

•
Net cash used in operating activities for the three months ended November 30, 2009 and accumulated from May 28, 2004 (date of inception) to November 30, 2010 should have included $1,210 and $86,027, respectively, for foreign currency transaction losses recorded in the statement of operations; and

•
The effect of exchange rate changes on cash for the three months ended November 30, 2009 and accumulated from May 28, 2004 (date of inception) to November 30, 2010 should have excluded these same amounts.

The Company has determined that the impact of this matter relates only to the presentation of the net cash used in operating activities on the statement of cash flows and it is not material to any prior annual or interim period financial statements.

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

The unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended August 31, 2010 which are included in the Company’s Annual Report on Form 10-K.

Panex Resources Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2010
(Unaudited)

 l)      Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06).  This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy.  In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3.  The new disclosure requirements were effective for interim and annual periods beginning after December 15, 2009 (the adoption of which did not have an impact on the Company’s financial statements), except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 (September 1, 2011 for the Company).  As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In June 2009, the FASB issued a new accounting standard which provides guidance that, among other things, requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), which amends previous guidance for consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE.  The adoption of this guidance (effective for the Company on September 1, 2010), did not have an impact on the Company’s financial statements.

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

Under the terms of the acquisition agreement and pursuant to settlement of the acquisition, the Company was obligated to pay loan advances of $7,000,000.

As of November 30, 2010 the loan advances equalled $6,100,000. Minanca is to undertake to grant a mortgage of all its assets to the Company as security against the loan advances noted above. Repayment of the loan advances rank in priority ahead of any dividend or distribution payments to shareholders of Minanca.

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

Panex Resources Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2010
(Unaudited)

On June 16, 2006, the Company paid $400,000 as per the terms of the agreement and provided a loan advance of $100,000 to Minanca.  Prior to August 31, 2007, the Company had recorded the $400,000 as deferred acquisition costs pending the final settlement of the agreement, however this amount was expensed to the income statement during the year ended August 31, 2007.

4.      Related Party Transactions

a)
The Company incurred management fees of $14,591 for the period ended November 30, 2010 ($13,452 for the period ended November 30, 2009) for services provided by the president and chief executive officer of the Company. As of November 30, 2010 the Company has an accrued liability of $62,263 owing for management fees and travel expenses to this related party.

b)
Included in professional fees are consulting fees of $14,869 during the period ended November 30, 2010 ($8,180 for the period ended November 30, 2009) for administration, office rent, accounting and company secretarial services provided by a company in which the president and former director are directors and shareholders.  As of November 30, 2010, the Company has a liability of $148,074, owing for services provided under this agreement.

c)
In August 2007, the Company received loan proceeds totalling $105,068 from companies in which the president and chief executive officer is a director and shareholder. Interest is charged at 8%, is unsecured and has no stated maturity date.  In May 2008 $67,193 was repaid, including accrued interest. As of November 30, 2010, the outstanding loan balances were $48,911 and the loans have accrued interest outstanding of $17,537.

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

On January 11, 2008, the Company entered into an agreement with Australian publicly traded company, Windy Knob Resources Limited (“Windy Knob”) to assign its interests in the Titiribi Gold/Copper Project for cash proceeds of $1 million being reimbursement of exploration expenditures and 3,250,000 shares of common stock in Windy Knob. The terms of the agreement were as follows:

(i)	payment of $250,000 to the Goldplata Group on behalf of Panex to satisfy outstanding cash call requirements (this was paid in January 2008);
(ii)	payment of $540,000 to the Goldplata Group on behalf of Panex to satisfy outstanding cash calls at the completion of due diligence by Windy Knob (this was paid in January 2008); and
(iii)	payment of $210,000 direct to Panex at the completion of due diligence by Windy Knob (this was received on February 4, 2008).

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

Panex Resources Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2010
(Unaudited)

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

In September 2007, Panex decided to withdraw from the Condoroma and Suyckutambo Projects as it became apparent that Panex and the permit holders, the Goldplata Group, had different philosophies about how the projects should be further explored and developed.  Panex favored a measured approach, with a focus on further exploration to maximize the resource potential whereas the Goldplata Group favored a short term development and production strategy.

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

In March and July 2007 the Company received loan proceeds of $240,000 and $500,000 respectively, from an unrelated third party. These loans are unsecured and bear interest of 8% per annum with no fixed repayment date, but the understanding with the lender that the loans will be repaid from proceeds of future equity financings and/or the repayment of amounts lent to Minanca.

7.	Subsequent Events

On December 20, 2010, the Company issued 12,303,123 restricted shares of common stock at a subscription price of $0.05 per restricted share, for the settlement of $615,156 in accounts payable and accrued liabilities.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF PANEX RESOURCES INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Uncertainties Relating To Forward-Looking Statements

This Form 10-Q Quarterly Report for the three month period ended November 30, 2010 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Panex’s capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Panex files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-Q Quarterly Report for the three month period ended November 30, 2010, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-Q and Panex disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Panex may, from time to time, make oral forward-looking statements.  Panex strongly advises that the above paragraphs and the risk factors described in this Quarterly Report and in Panex’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Panex to materially differ from those in the oral forward-looking statements.  Panex disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

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

Page - 14

Panex is an exploration stage company engaged in the acquisition and exploration of mineral properties. The Company’s plan of operations is to conduct mineral exploration activities on mineral properties in order to assess whether these claims possess commercially exploitable mineral deposits.  Panex’s exploration program will be designed to explore for commercially viable deposits of base and precious minerals, such as gold, silver, lead, barium, mercury, copper, and zinc minerals.

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

Panex has an authorized capital of 500,000,000 shares of common stock with a par value of $0.001 per share with 79,349,908 shares of common stock currently issued and outstanding. On August 30, 2010, the authorized capital was increased from 75,000,000 shares of common stock to 500,000,000 shares of common stock.

Panex has not been involved in any bankruptcy, receivership or similar proceedings.  There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of Panex’s business.

Plan of Operation

Management’s objective is to recapitalize the Company, raise new capital and seek new investment opportunities in the mineral sector. Panex will continue to identify and assess undervalued mineral properties when capital raisings are completed.  A small number of interesting projects are presently being reviewed, but it is too early to say whether they may be considered appropriate for acquisition. The Company is in the process of finalising plans to raise new capital of between $2 - $3 million.

Results of Operations

Panex has generated no operating revenues since its inception on May 28, 2004 through the three months ended November 30, 2010.  For the three months ended November 30, 2010, Panex had interest income of $149 compared to $91 for the three months ended November 30, 2009.

Total expenses for the three months ended November 30, 2010 were $86,712, compared to $45,747 for the three months ended November 30, 2009.  Expenses were higher in the three month period ended November 30, 2010 than the three month period ended November 30, 2009 due to foreign currency transaction losses due to the Australian dollar increasing in value against the United States dollar over the past year. In addition, professional fees were higher as a result of higher legal fees due to a special meeting of shareholders and as a result of completing several corporate filings.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern. Since our inception in May 2004, we have not generated revenue and have incurred net losses. We have a working capital deficit of $1,431,978 at November 30, 2010, incurred net losses of $86,563 and $45,656 for the three months ended November 30, 2010 and 2009 respectively, and have a deficit accumulated during the exploration stage of $12,330,478 for the period from May 28, 2004 (inception) through November 30, 2010. Accordingly, we have not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund our operations. These conditions (as indicated in the 2010 audit report of our Independent Registered Public Accounting Firm), raise substantial doubt about the Company’s ability to continue as a going concern.
During the three months ended November 30, 2010, Panex used cash of $2,303 in operating activities compared to $10,047 in the three months ended November 30, 2009. As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations. Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources.

Page - 15

During the three months ended November 30, 2010, no cash was used to repay any debt. During the three months ended November 30, 2009 $23,500 of related party debt was converted to common stock.

Contingencies and Commitments

Panex has no contingencies or long-term commitments.

While Panex has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to fully complete its plan of operation and launch its business operations.  Panex is seeking financing in the form of equity in order to provide the necessary working capital.  Panex currently has no commitments for financing.  There are no assurances Panex will be successful in raising the funds required.

Off-Balance Sheet Arrangements

Panex has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Panex’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, nor did Panex have any non-consolidated, special-purpose entities during this quarter.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06).  This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy.  In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3.  The new disclosure requirements were effective for interim and annual periods beginning after December 15, 2009 (the adoption of which did not have an impact on the Company’s financial statements), except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 (September 1, 2011 for the Company).  As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In June 2009, the FASB issued a new accounting standard which provides guidance that, among other things, requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), which amends previous guidance for consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE.  The adoption of this guidance (effective for the Company on September 1, 2010), did not have an impact on the Company’s financial statements.

Page - 16

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Panex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Klaus Eckhof, Panex’s Chief Executive Officer and Susmit Shah, Panex’s Chief Financial Officer, have evaluated the effectiveness of Panex’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, Mr. Eckhof and Mr. Shah have concluded that, as of the Evaluation Date, Panex’s disclosure controls and procedures are not effective in alerting Panex on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act, for the reasons listed in Item 9A of the Company’s Form 10-K filing for the year ended August 31, 2010.

While management strives to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full time staff. Management believes that this is typical in most exploration stage companies. Panex may not be able to fully remediate the material weakness until we commence mining operations at which time management expects to employ more staff. Management will continue to monitor and address the costs and benefits of additional staffing.

Changes in Internal Controls over Financial Reporting

During the fiscal quarter covered by this report, there were no changes in Panex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Panex’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Panex is not a party to any pending legal proceedings and, to the best of Panex’s knowledge, none of Panex’s assets are the subject of any pending legal proceedings.

Item 1A. Risk Factors

Panex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Panex did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Panex did not sell any unregistered equity securities.  However after the close of the quarter covered by this report Panex did sell unregistered equity securities as follows:

December 2010 - $0.05 Shares For Debt Offering

On December 20, 2010, the board of directors approved the settlement of debt for shares at a settlement price of $0.05 per restricted share.  Panex settled an aggregate $615,156 in debt in this closing, and issued an aggregate 12,303,123 restricted shares of common stock to seven non-US creditors outside the United States.

Page - 17

Panex set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the seven non-US creditors outside the United States in this closing, Panex relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that Panex complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The settlement of debt was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Panex received from each creditor a completed and signed shares for debt agreement containing certain representations and warranties, including, among others, that (a) the creditor was not a U.S. person, (b) the creditor accepted the shares for debt for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the resale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Item 3.  Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Panex.  Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

During the quarter of the fiscal year covered by this report, Panex reported all information that was required to be disclosed in a report on Form 8-K.

Item 6.  Exhibits.

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Panex’s previous filings with the SEC which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51707 and SEC File Number 333-130264.

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
Filed
10.5
Heads of Agreement dated July 26, 2007 among Panex Resources Inc., Goldplata Resources Peru S.A.C., Goldplata Resources Inc., Goldplata Resources Sucursal-Colombia, Goldplata Corporation Limited, and Goldplata Mining International Corporation, filed as an Exhibit to Panex’s Form 10-K (Annual Report) filed on July 28, 2009 and incorporated herein by reference.
Filed
10.6
Letter Agreement dated December 6, 2007 among Panex Resources Inc., Emco Corporation Inc. S.A. and Minanca Minera Nanguipa, Compania Anonima, filed as an Exhibit to Panex’s Form 10-K (Annual Report) filed on July 28, 2009 and incorporated herein by reference.
Filed
10.7
Deed dated January 11, 2008 among Panex Resources Inc., Windy Knob Resources Limited, Goldplata Mining International Corporation, Goldplata Resources Inc., and Goldplata Resources Sucursal-Colombia, filed as an Exhibit to Panex’s Form 10-K (Annual Report) filed on July 28, 2009 and incorporated herein by reference.
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

Page - 18

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Panex Resources Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PANEX RESOURCES INC.

       /s/ Klaus Eckhof
Dated:           January 20, 2011                                               By: _______________________________
Name: Klaus Eckhof
Title:   President and CEO
                                                                                                            (Principal Executive Officer)

       /s/ Susmit Shah
Dated:           January 20, 2011                                              By: _______________________________
Name:  Susmit Shah
Title:    CFO
                                                                                                            (Principal Financial Officer)

Page - 19

Exhibit 31

Page - 20

PANEX RESOURCES INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Klaus Eckhof, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ended November 30, 2010 of Panex Resources Inc.;

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

Date:  January 20, 2011

   /s/ Klaus Eckhof

Klaus Eckhof
Chief Executive Officer

Page - 21

PANEX RESOURCES INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Susmit Shah, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ended November 30, 2010 of Panex Resources Inc.;

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

Date:  January 20, 2011

/s/ Susmit Shah

Susmit Shah
Chief Financial Officer

Page - 22

Exhibit 32

Page - 23

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Panex Resources Inc. (the “Company”) on Form 10-Q for the period ended November 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Klaus Eckhof, President, Chief Executive Officer of the Company and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

   /s/ Klaus Eckhof

Klaus Eckhof
Chief Executive Officer
January 20, 2011

Page - 24

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Panex Resources Inc. (the “Company”) on Form 10-Q for the period ended November 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Susmit Shah, Chief Financial Officer, Treasurer, and Corporate Secretary of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

/s/ Susmit Shah

Susmit Shah
Chief Financial Officer
January 20, 2011

Page - 25