Form 10-Q
period 2011-02-28
Panex Resources Inc.
filed 2011-04-14
CIK 1345756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          February 28, 2011

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

Larger accelerated filer [ ]	Accelerated filer[ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
       [  X ] Yes       [    ] No

Page - 1

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 14, 2011
Common Stock - $0.001 par value	79,349,908

Page - 2

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Panex Resources Inc.
(An Exploration Stage Company)

February 28, 2011

Index

Balance Sheets as of February 28, 2011 (unaudited) and August 31, 2010	F-1
Statements of Operations for the three months and six months ended February 28, 2011 and 2010 and for the period May 28, 2004 (date of inception) through February 28, 2011 (unaudited)…	F-2
Statements of Cash Flows for the six months ended February 28, 2011 and 2010 and for the period May 28, 2004 (date of inception) through February 28, 2011 (unaudited)	F-3
Statements of Stockholders’ Equity (Deficit) for the period from May 28, 2004 (date of inception) through February 28, 2011 (unaudited)	F-4
Notes to the Financial Statements (unaudited)	F-5

Page - 3

Panex Resources Inc.
(An Exploration Stage Company)

Balance Sheets
(Expressed in US dollars)

	February 28, 2011 $ (unaudited)	August 31, 2010 $

ASSETS

Current Assets

Cash	40,056	29,178

Total Assets (all current)	40,056	29,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	98,037	215,743
Accrued liabilities, related parties (Note 4)	247,481	184,495
Accrued liabilities, other	22,148	187,463
Loans and borrowings, related parties (Note 4)	-	46,892
Loans and borrowings (Note 7)	569,820	740,000

Total Liabilities (all current)	937,486	1,374,593

Stockholders’ Deficit (Note 6)

Common Stock: $0.001 par value; 500,000,000 shares authorized; 79,349,908 (August 31, 2010: 67,046,785) shares issued and outstanding	79,349	67,046

Additional paid-in capital	11,418,557	10,815,704

Donated capital	15,750	15,750

Deficit accumulated during the exploration stage	(12,411,086)	(12,243,915)

Total Stockholders’ Deficit	(897,430)	(1,345,415)

Total Liabilities and Stockholders’ Deficit	40,056	29,178

(The Accompanying Notes are an Integral Part of These Financial Statements)

Panex Resources Inc.
(An Exploration Stage Company)

Statements of Operations
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	Accumulated From May 28, 2004 (Date of Inception)
	February 28,	February 28,	February 28,	February 28,	to February 28,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	-	-	-	-	-

Operating expenses

Donated rent	-	-	-	-	5,250
Donated services	-	-	-	-	10,500
General and administrative	6,665	2,806	8,476	3,495	90,179
Foreign currency transaction loss (gain)	15,437	(220)	43,506	990	101,464
Mineral property and exploration costs	-	-	-	-	4,739,777
Management fees (Note 4)	9,911	13,345	24,502	26,797	677,087
Professional fees (Note 4)	37,028	10,307	61,897	23,365	971,706
Travel costs	-	-	-	-	335,415
Write-off deferred acquisition cost (Note 3)	-	-	-	-	400,000
Provision against Minanca loan (Note 3)	-	-	-	-	6,100,000

Total operating expenses	69,041	26,238	138,381	54,647	13,431,378

Other income (expense)

Interest income	151	84	300	175	32,006
Interest expense	(11,718)	(17,140)	(29,090)	(34,478)	(261,760)
Loss on sale of investment (Note 5)	-	-	-	-	(126,182)
Gain on sale of mineral property right (Note 5)	-	-	-	-	1,376,228

Total other income (expense)	(11,567)	(17,056)	(28,790)	(34,303)	1,020,292

Net Loss	(80,608)	(43,294)	(167,171)	(88,950)	(12,411,086)

Net Loss Per Share – Basic and Diluted	*	*	*	*

Weighted Average Shares Outstanding	76,615,881	66,624,563	69,406,288	64,996,233

* Amount is less than $(0.01) per share

(The Accompanying Notes are an Integral Part of These Financial Statements)

Panex Resources Inc.
(An Exploration Stage Company)

Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Six Months Ended February 28, 2011 $	For the Six Months Ended February 28, 2010 $	Accumulated From May 28, 2004 (Date of Inception) to February 28, 2011 $

Cash Flows From Operating Activities

Net loss	(167,171)	(88,950)	(12,411,086)

Adjustments to reconcile net loss to cash used in operating activities:
Foreign currency transaction loss	43,506	990	101,464
Gain on sale of mineral property rights	–	–	(586,228)
Loss on sale of investment	–	–	126,181
Donated services and expenses	–	–	15,750
Expenses paid by issue of common stock	–	–	500
Write-off deferred acquisition costs	-	-	400,000
Provision against Minanca loan	-	-	6,100,000

Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities	25,373	22,474	472,590
Increase in amounts due to related parties	56,718	42,679	344,332

Net Cash Used in Operating Activities	(41,574)	(22,807)	(5,436,497)

Cash Flows From Investing Activities
Cash received from sale of investment	-	-	250,047
Cash received from sale of mineral property rights	-	-	210,000
Deferred acquisition costs	-	-	(400,000)
Loan advances	-	-	(7,100,000)
Repayment of loan advance	-	-	1,000,000

Net Cash Used in Investing Activities	-	-	(6,039,953)

Cash Flows From Financing Activities
Loan from related parties	-	-	594,313
Loan repaid to related parties	-	-	(576,483)
Loans from unrelated third parties	50,000	-	790,000
Common shares issued for cash	-	-	10,708,750

Net Cash Provided by Financing Activities	50,000	-	11,516,580

Effect of exchange rates on cash	2,452	1,155	(74)

Increase (Decrease) in Cash	10,878	(21,652)	40,056

Cash - Beginning of Period	29,178	72,424	–

Cash - End of Period	40,056	50,772	40,056

(The Accompanying Notes are an Integral Part of These Financial Statements)

Panex Resources Inc.
(An Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)
(Unaudited)

	Common Shares				Deficit
	Number of Shares	Amount $	Additional Paid-in Capital $	Donated Capital $	Accumulated During the Exploration Stage $	Total Stockholders’ Equity (Deficit) $

Balances, May 28, 2004 (Date of inception)	-	-	-	-	-	-
Common stock issued for servicesto president	6,000,000	6,000	(5,500)	-	-	500
Return and cancellation of shares	(6,000,000)	(6,000)	6,000	-	-	-
Net loss	-	-	-	-	(500)	(500)
Balances, August 31, 2004	-	-	500	-	(500)	-
Common stock issued for cash	64,500,000	64,500	(17,750)	-	-	46,750
Return and cancellation of shares	(30,000,000)	(30,000)	30,000	-	-	-
Donated rent	-	-	-	3,000	-	3,000
Donated services	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	39,981
Common stock issued for cash	1,964,285	1,964	4,498,036	-	-	4,500,000
Donated rent	-	-	-	2,250	-	2,250
Donated services	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	(848,560)	(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	15,750	(864,829)	3,698,171
Common stock issued for cash	7,632,500	7,632	6,098,368	-	-	6,106,000
Net loss	-	-	-	-	(10,943,990)	(10,943,990)
Balances, August 31, 2007	44,096,785	44,096	10,609,154	15,750	(11,808,819)	(1,139,819)
Net loss	-	-	-	-	(66,651)	(66,651)
Balances, August 31, 2008	44,096,785	44,096	10,609,154	15,750	(11,875,470)	(1,206,470)
Common stock issued for cash	1,600,000	1,600	14,400	-	-	16,000
Common stock issued for settlement of debt	14,000,000	14,000	126,000	-	-	140,000
Shares to be issued	-	-	30,000	-	-	30,000
Net loss	-	-	-	-	(154,585)	(154,585)
Balances, August 31, 2009	59,696,785	59,696	10,779,554	15,750	(12,030,055)	(1,175,055)
Common stock issued for cash received in December 2008	4,000,000	4,000	6,000	-	-	10,000
Common stock issued for settlement of debt	3,350,000	3,350	30,150	-	-	33,500
Net loss	-	-	-	-	(213,860)	(213,860)
Balances, August 31, 2010	67,046,785	67,046	10,815,704	15,750	(12,243,915)	(1,345,415)
Common stock issued for settlement of accounts payable, accrued liabilities and debt (Notes 6 and 7)	12,303,123	12,303	602,853	-	-	615,156
Net loss	-	-	-	-	(167,171)	(167,171)
Balances, February 28, 2011	79,349,908	79,349	11,418,557	15,750	(12,411,086)	(897,430)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Panex Resources Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
February 28, 2011
(Unaudited)

1.     Exploration Stage Company

The Company was incorporated in the State of Nevada on May 28, 2004. The Company is considered to be an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of mineral resources.

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in May 2004, the Company has not generated revenue and has incurred net losses. The Company incurred a net loss of $167,171 for the six months ended February 28, 2010, and a deficit accumulated during the exploration stage of $12,411,086 for the period from May 28, 2004 (inception) through February 28, 2011. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of February 28, 2011, the Company had cash of $40,056. Management’s objective is to recapitalize the Company, raise new capital and seek new investment opportunities in the mineral sector.  Management believes that its worldwide industry contacts will make it possible to find and assess new projects. There is no assurance however that the Company will be able to consummate the contemplated capital raisings.  In the event that the Company is unsuccessful in raising additional capital in a timely manner, it will have a material adverse affect on the Company’s liquidity, financial condition and business prospects. The Company is in the process of finalizing plans to raise new capital of $2 million to $3 million within the next three to six months. On February 22, 2011, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission.  The registration statement has not yet been declared effective.

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

Panex Resources Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
February 28, 2011
(Unaudited)

2.           Summary of Significant Accounting Policies (continued)

c)	Basic and Diluted Net Income (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no potential dilutive securities outstanding at February 28, 2011 or 2010.

d)	Cash

Cash includes deposits in banks which are unrestricted as to withdrawal or use.

e)     Mineral Property and Exploration Costs

The Company has been in the exploration stage since its formation on May 28, 2004 and has not realized any revenues from its planned operations. It has been primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

As of February 28, 2011, the Company did not have any assets or liabilities that were measured at fair value on a recurring or non-recurring basis.

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

Panex Resources Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
February 28, 2011
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

g)     Fair Value Measurements (continued)

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

•
Net cash used in operating activities for the six months ended February  28, 2010 and accumulated from May 28, 2004 (date of inception) to February 28, 2010 should have included $990 and $45,262, respectively, for foreign currency transaction losses recorded in the statement of operations; and

•
The effect of exchange rate changes on cash for the six months ended February 28, 2010 and accumulated from May 28, 2004 (date of inception) to February 28, 2010 should have excluded these same amounts.

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

Panex Resources Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
February 28, 2011
(Unaudited)

2.           Summary of Significant Accounting Policies (continued)

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

The unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended August 31, 2010, which are included in the Company’s Annual Report on Form 10-K.

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

As of February 28, 2011 the loan advances equalled $6,100,000. Minanca is to undertake to grant a mortgage of all its assets to the Company as security against the loan advances noted above. Repayment of the loan advances rank in priority ahead of any dividend or distribution payments to shareholders of Minanca.

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

Panex Resources Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
February 28, 2011
(Unaudited)

3.	Deferred Acquisition Costs and Loan Advances (continued)

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

4.      Related Party Transactions

a)
The Company incurred management fees during the three and six months ended February 28, 2011 of $9,911 and $24,502, respectively ($13,345 and $26,797 for the three and six months periods ended February 28, 2010) for services provided by the president of the Company. As of February 28, 2011, the Company has an accrued liability of $75,736 for management fees and travel expenses due to this related party.

b)
Included in professional fees during the three and six months ended February 28, 2011 are $14,269 and $29,137, respectively ($5,657 and $13,836 for the three and six months ended February 28, 2010) of   consulting fees for administration, office rent, accounting and company secretarial services provided by a company in which the president and former director are directors and shareholders.  As of February 28, 2011, the Company has a liability of $170,528 for services provided under this agreement due to this related party.

c)
In August 2007, the Company received loan proceeds totalling $105,068 from companies in which the president and chief executive officer is a director and shareholder. Interest is charged at 8% simple interest, the loan is unsecured and has no stated maturity date. In May 2008 $67,193 was repaid including accrued interest. On December 20, 2010, principal and accrued interest totalling $62,644 was assigned to an unrelated third party. As of February 28, 2011, there was $1,217 of accrued interest outstanding in relation to the loans.

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

Panex Resources Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
February 28, 2011
(Unaudited)

5.      Mineral Properties (continued)

a)	Titiribi Gold/Copper Project (continued)

The terms of the agreement were as follows:

(i)	payment of $250,000 to the Goldplata Group on behalf of Panex Resources to satisfy outstanding cash call requirements (this was paid in January 2008);
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

Panex Resources Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
February 28, 2011
(Unaudited)

6.	Stockholders’ Equity

On December 20, 2010, the Company issued 2,955,483 restricted shares of common stock at a subscription price of $0.05 per share, for the settlement of $147,774 in accounts payable and accrued liabilities and issued 9,347,640 restricted shares of common stock at a subscription price of $0.05 per share for the settlement of loans and accrued interest totalling $467,382 from an unrelated third party (Note 7).

7.	Loans and Borrowings

In March and July 2007 the Company received loan proceeds of $240,000 and $500,000 respectively, from an unrelated third party. These loans are unsecured and bear interest at 8% per annum with no fixed repayment date, but the understanding with the lender is that the loans will be repaid from the proceeds of future equity financings and/or the repayment of amounts lent to Minanca. On December 20, 2010, $267,072 of this loan as well as $200,310 of accrued interest on this loan was settled by the issue of 9,347,640 shares.

In January 2011, the Company received loan proceeds of $50,000, from an unrelated third party. This loan is unsecured, has no stated interest and is payable when cash flow permits.

8.	Non-Cash Investing and Financing Activities

	For the Six Months Ended February 28, 2011 $	For the Six Months Ended February 28, 2010 $	Accumulated From May 28, 2004 (Date of Inception) to February 28, 2011 $
Issuance of common stock for settlement of debt (including accrued interest):

Related party	-	-	5,673
Non-related party	467,382	-	507,029

Issuance of common stock for settlement of accounts payable:

Related party	-	33,500	128,180
Non-related party	147,774	-	147,774

Cash paid to Goldplata on behalf of the Company			790,000

Item 2.  Management’s Discussion and Analysis or Plan of Operation

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF PANEX RESOURCES INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Uncertainties Relating To Forward-Looking Statements

This Form 10-Q Quarterly Report for the six month period ended February 28, 2011 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Panex’s capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Panex files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-Q Quarterly Report for the six month period ended February 28, 2011, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Background

Panex Resources Inc. (“Panex” or the “Company”) is a Nevada corporation that was incorporated on May 28, 2004.

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

Page - 15

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

Plan of Operation

Management’s objective is to recapitalize the Company, raise new capital and seek new investment opportunities in the mineral sector. Panex will continue to identify and assess undervalued mineral properties when capital raisings are completed.  A small number of mineral properties are presently being reviewed, but it is too early to say whether they may be considered appropriate for acquisition. The Company is in the process of finalizing plans to raise new capital of between $2 - $3 million.

Results of Operations

Panex has generated no operating revenues since its inception on May 28, 2004 through February 28, 2011.  For the three and six month periods ended February 28, 2011, Panex had interest income of $151 and $300, respectively, compared to $84 and $175 for the three and six month periods ended February 28, 2010.

Total expenses for the three and six months ended February 28, 2011 were $80,759 and $167,471, respectively, compared to $43,378 and $89,125 for the three and six months ended February 28, 2010.  Expenses were higher in the three and six month periods ended February 28, 2011 than the three and six month periods ended February 28, 2010, due to foreign currency transaction losses related to management fees and other invoices being invoiced in Australian dollars and the Australian dollar increasing in value against the United States dollar over the past year. In addition, professional fees and general and administrative costs were also higher as a result of increased legal and consulting fees as a result of completing several corporate filings which included filing a Form S-1 Registration Statement.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern. Since our inception in May 2004, we have not generated revenue and have incurred net losses. We have a working capital deficit of $897,430 at February 28, 2011, incurred net losses of $167,171 and $88,950 for the six months ended February 28, 2011 and 2010 respectively, and have a deficit accumulated during the exploration stage of $12,411,086 for the period from May 28, 2004 (inception) through February 28, 2011.

Page - 16

Accordingly, we have not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund our operations. These conditions (as indicated in the 2010 audit report of our Independent Registered Public Accounting Firm), raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended February 28, 2011, Panex used cash of $41,574 in operating activities compared to $22,807 in the six months ended February 28, 2010. As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations. Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources to continue its operations.

During the six months ended February 28, 2011 and 2010, no cash was used to repay any debt. During the six months ended February 28, 2011 $615,156 of accounts payable, accrued liabilities and debt from an unrelated third party was converted to common stock. In addition, loan funds of $50,000 were received from an unrelated third party.

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

Page - 17

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

Page - 18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Panex did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Panex did not sell any unregistered equity securities, except for the following:

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

Page - 19

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
Filed
14.1	Financial Code of Ethics filed as an Exhibit to Panex’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from chief executive officer.	Included
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from chief financial officer.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	Disclosure Committee Charter, filed as an Exhibit to Panex’s Form 10-K (Annual Report) filed on July 28, 2009 and incorporated herein by reference.	Filed

Page - 20

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Panex Resources Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PANEX RESOURCES INC.

Dated: April 14, 2011	By:	/s/ Klaus Eckhof
	Name:	Klaus Eckhof
	Title:	President and CEO
(Principal Executive Officer)

Dated: April 14, 2011	By:	/s/ Susmit Shah
	Name:	Susmit Shah
	Title:	CFO
(Principal Financial Officer)

Page - 21

Exhibit 31.1

Page - 22

PANEX RESOURCES INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Klaus Eckhof, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ended February 28, 2011 of Panex Resources Inc.;

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

Date:  April 14, 2011

   /s/ Klaus Eckhof

Klaus Eckhof
Chief Executive Officer

Page - 23

Exhibit 31.2

Page - 24

PANEX RESOURCES INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Susmit Shah, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ended February 28, 2011 of Panex Resources Inc.;

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

Date:  April 14, 2011

/s/ Susmit Shah

Susmit Shah
Chief Financial Officer

Page - 25

Exhibit 32

Page - 26

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Panex Resources Inc. (the “Company”) on Form 10-Q for the period ended February 28, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Klaus Eckhof, President, Chief Executive Officer of the Company and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

 /s/ Klaus Eckhof

Klaus Eckhof
Chief Executive Officer
April 14, 2011

Page - 27

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Panex Resources Inc. (the “Company”) on Form 10-Q for the period ended February 28, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Susmit Shah, Chief Financial Officer, Treasurer, and Corporate Secretary of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

/s/ Susmit Shah

Susmit Shah
Chief Financial Officer
April 14, 2011

Page - 28