Form 10-Q
period 2011-05-31
Panex Resources Inc.
filed 2011-07-14
CIK 1345756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 31, 2011

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
       [  X ] Yes       [    ] No

Page - 1

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 14, 2011
Common Stock - $0.001 par value	79,349,908

Page - 2

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements

Panex Resources Inc.
(An Exploration Stage Company)

May 31, 2011

Index
Balance Sheets as of May 31, 2011 (unaudited) and August 31, 2010	F-1
Statements of Operations for the three months and nine months ended May 31, 2011 and 2010 and for the period May 28, 2004 (date of inception) through May 31, 2011 (unaudited)	F-2
Statements of Cash Flows for the nine months ended May 31, 2011 and 2010 and for the period May 28, 2004 (date of inception) through May 31, 2011 (unaudited)	F-3
Statements of Stockholders’ Equity (Deficit) for the period from May 28, 2004 (date of inception) through May 31, 2011 (unaudited)	F-4
Notes to the Financial Statements (unaudited)	F-5

Page - 3

Panex Resources Inc.
(An Exploration Stage Company)

Balance Sheets
(Expressed in US dollars)

	May 31, 2011 $ (unaudited)	August 31, 2010 $

ASSETS

Current Assets

Cash	27,020	29,178

Total Assets (all current)	27,020	29,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	92,526	215,743
Accrued liabilities, related parties (Note 4)	273,512	184,495
Accrued liabilities, other	38,299	187,463
Loans and borrowings, related parties (Note 4)	-	46,892
Loans and borrowings (Note 7)	569,820	740,000

Total Liabilities (all current)	974,157	1,374,593

Stockholders’ Deficit (Note 6)

Common Stock: $0.001 par value; 500,000,000 shares authorized; 79,349,908 (August 31, 2010: 67,046,785) shares issued and outstanding	79,349	67,046

Additional paid-in capital	11,418,557	10,815,704

Donated capital	31,433	15,750

Deficit accumulated during the exploration stage	(12,476,476)	(12,243,915)

Total Stockholders’ Deficit	(947,137)	(1,345,415)

Total Liabilities and Stockholders’ Deficit	27,020	29,178

(The Accompanying Notes are an Integral Part of These Financial Statements)

Panex Resources Inc.
(An Exploration Stage Company)

Statements of Operations
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	Accumulated From May 28, 2004 (Date of Inception)
	May 31,	May 31,	May 31,	May 31,	to May 31,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	-	-	-	-	-

Operating expenses

Donated rent	-	-	-	-	5,250
Donated services	15,683	-	15,683	-	26,183
General and administrative	362	2,357	8,838	5,852	90,541
Foreign currency transaction loss (gain)	16,259	(987)	59,765	3	117,723
Mineral property and exploration costs	-	-	-	-	4,739,777
Management fees (Note 4)	-	13,472	24,502	40,269	677,087
Professional fees (Note 4)	22,766	14,143	84,663	37,508	994,472
Travel costs	-	-	-	-	335,415
Write-off deferred acquisition cost (Note 3)	-	-	-	-	400,000
Provision against Minanca loan (Note 3)	-	-	-	-	6,100,000

Total operating expenses	55,070	28,985	193,451	83,632	13,486,448

Other income (expense)

Interest income	162	133	462	308	32,168
Interest expense	(10,482)	(17,492)	(39,572)	(51,970)	(272,242)
Loss on sale of investment (Note 5)	-	-	-	-	(126,182)
Gain on sale of mineral property right (Note 5)	-	-	-	-	1,376,228

Total other income (expense)	(10,320)	(17,359)	(39,110)	(51,662)	1,009,972

Net Loss	(65,390)	(46,344)	(232,561)	(135,294)	(12,476,476)

Net Loss Per Share – Basic and Diluted	*	*	*	*

Weighted Average Shares Outstanding	79,349,908	67,046,785	72,507,349	65,687,261

* Amount is less than $(0.01) per share.

(The Accompanying Notes are an Integral Part of These Financial Statements)

Panex Resources Inc.
(An Exploration Stage Company)

Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Nine Months Ended May 31, 2011 $	For the Nine Months Ended May 31, 2010 $	Accumulated From May 28, 2004 (Date of Inception) to May 31, 2011 $

Cash Flows From Operating Activities

Net loss	(232,561)	(135,294)	(12,476,476)

Adjustments to reconcile net loss to cash used in operating activities:
Foreign currency transaction loss	59,765	3	117,723
Gain on sale of mineral property rights	–	–	(586,228)
Loss on sale of investment	–	–	126,181
Donated services and expenses	15,683	–	31,433
Expenses paid by issue of common stock	–	–	500
Write-off deferred acquisition costs	-	-	400,000
Provision against Minanca loan	-	-	6,100,000

Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities	28,466	32,250	475,683
Increase in amounts due to related parties	72,963	64,943	360,577

Net Cash Used in Operating Activities	(55,684)	(38,098)	(5,450,607)

Cash Flows From Investing Activities
Cash received from sale of investment	-	-	250,047
Cash received from sale of mineral property rights	-	-	210,000
Deferred acquisition costs	-	-	(400,000)
Loan advances	-	-	(7,100,000)
Repayment of loan advance	-	-	1,000,000

Net Cash Used in Investing Activities	-	-	(6,039,953)

Cash Flows From Financing Activities
Loan from related parties	-	-	594,313
Loan repaid to related parties	-	-	(576,483)
Loans from unrelated third parties	50,000	-	790,000
Common shares issued for cash	-	-	10,708,750

Net Cash Provided by Financing Activities	50,000	-	11,516,580

Effect of exchange rates on cash	3,526	174	1,000

(Decrease) Increase in Cash	(2,158)	(37,924)	27,020

Cash - Beginning of Period	29,178	72,424	–

Cash - End of Period	27,020	34,500	27,020

(The Accompanying Notes are an Integral Part of These Financial Statements)

Panex Resources Inc.
(An Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)
(Unaudited)

	Common Shares				Deficit	Total
	Number of Shares	Amount $	Additional Paid-in Capital $	Donated Capital $	Accumulated During the Exploration Stage $	Stockholders’ Equity (Deficit) $

Balances, May 28, 2004 (Date of inception)	-	-	-	-	-	-
Common stock issued for servicesto president	6,000,000	6,000	(5,500)	-	-	500
Return and cancellation of shares	(6,000,000)	(6,000)	6,000	-	-	-
Net loss	-	-	-	-	(500)	(500)
Balances, August 31, 2004	-	-	500	-	(500)	-
Common stock issued for cash	64,500,000	64,500	(17,750)	-	-	46,750
Return and cancellation of shares	(30,000,000)	(30,000)	30,000	-	-	-
Donated rent	-	-	-	3,000	-	3,000
Donated services	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	39,981
Common stock issued for cash	1,964,285	1,964	4,498,036	-	-	4,500,000
Donated rent	-	-	-	2,250	-	2,250
Donated services	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	(848,560)	(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	15,750	(864,829)	3,698,171
Common stock issued for cash	7,632,500	7,632	6,098,368	-	-	6,106,000
Net loss	-	-	-	-	(10,943,990)	(10,943,990)
Balances, August 31, 2007	44,096,785	44,096	10,609,154	15,750	(11,808,819)	(1,139,819)
Net loss	-	-	-	-	(66,651)	(66,651)
Balances, August 31, 2008	44,096,785	44,096	10,609,154	15,750	(11,875,470)	(1,206,470)
Common stock issued for cash	1,600,000	1,600	14,400	-	-	16,000
Common stock issued for settlement of debt	14,000,000	14,000	126,000	-	-	140,000
Shares to be issued	-	-	30,000	-	-	30,000
Net loss	-	-	-	-	(154,585)	(154,585)
Balances, August 31, 2009	59,696,785	59,696	10,779,554	15,750	(12,030,055)	(1,175,055)
Common stock issued for cash received in December 2008	4,000,000	4,000	6,000	-	-	10,000
Common stock issued for settlement of debt	3,350,000	3,350	30,150	-	-	33,500
Net loss	-	-	-	-	(213,860)	(213,860)
Balances, August 31, 2010	67,046,785	67,046	10,815,704	15,750	(12,243,915)	(1,345,415)
Common stock issued for settlement of accounts payable, accrued liabilities and debt (Notes 6 and 7)	12,303,123	12,303	602,853	-	-	615,156
Donated services (Note 4 (a))	-	-	-	15,683	-	15,683
Net loss	-	-	-	-	(232,561)	(232,561)
Balances, May 31, 2011	79,349,908	79,349	11,418,557	31,433	(12,476,476)	(947,137)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Panex Resources Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2011
(Unaudited)

1.      Exploration Stage Company

The Company was incorporated in the State of Nevada on May 28, 2004. The Company is considered to be an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of mineral resources.

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in May 2004, the Company has not generated revenue and has incurred net losses. The Company incurred a net loss of $232,561 for the nine months ended May 31, 2011, and a deficit accumulated during the exploration stage of $12,476,476 for the period from May 28, 2004 (inception) through May 31, 2011. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of May 31, 2011, the Company had cash of $27,020. Management’s objective is to recapitalize the Company, raise new capital and seek new investment opportunities in the mineral sector.  Management believes that its worldwide industry contacts will make it possible to find and assess new projects. There is no assurance however that the Company will be able to consummate the contemplated capital raisings.  In the event that the Company is unsuccessful in raising additional capital in a timely manner, it will have a material adverse affect on the Company’s liquidity, financial condition and business prospects. The Company is in the process of finalizing plans to raise new capital of $2,400,000 within the next three to six months.  On February 22, and June 3, 2011, the Company filed Form S-1 and Form S-1/A (respectively) registration statements with the Securities and Exchange Commission.  The registration statement has not yet been declared effective.

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
May 31, 2011
(Unaudited)

2.    Summary of Significant Accounting Policies (continued)

c)	Basic and Diluted Net Income (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no potential dilutive securities outstanding at May 31, 2011 or 2010.

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

As of May 31, 2011, the Company did not have any assets or liabilities that were measured at fair value on a recurring or non-recurring basis.

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
May 31, 2011
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

•
Net cash used in operating activities for the nine months ended May  31, 2010 and accumulated from May 28, 2004 (date of inception) to May 31, 2010 should have included $9 and $36,802, respectively, for foreign currency transaction losses recorded in the statement of operations; and

•	The effect of exchange rate changes on cash for the nine months ended May 31, 2010 and accumulated from May 28, 2004 (date of inception) to May 31, 2010 should have excluded these same amounts.

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
May 31, 2011
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

As of May 31, 2011, the loan advances equalled $6,100,000. Minanca is to undertake to grant a mortgage of all its assets to the Company as security against the loan advances noted above. Repayment of the loan advances rank in priority ahead of any dividend or distribution payments to shareholders of Minanca.

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

Panex Resources Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2011
(Unaudited)

3.	Deferred Acquisition Costs and Loan Advances (continued)

Through, and, subsequent to, May 31, 2011, no repayments have been made.  The loan was fully reserved for in the financial statements during the year ended August 31, 2007, however management continues to seek recovery of all or part of the loan.

On June 16, 2006, the Company paid $400,000 as per the terms of the agreement and provided a loan advance of $100,000 to Minanca.  Prior to August 31, 2007, the Company had recorded the $400,000 as deferred acquisition costs pending the final settlement of the agreement, however this amount was expensed to the income statement during the year ended August 31, 2007.

4.      Related Party Transactions

a)	During the three and nine months ended May 31, 2011, the Company recognized a total of $15,683 for donated services provided by the president of the Company.

b)
The Company incurred management fees during the three and nine months ended May 31, 2011 of $0 and $24,502, respectively ($13,472 and $40,269 for the three and nine months periods ended May 31, 2010) for services provided by the president of the Company. As of May 31, 2011, the Company has an accrued liability of $79,631 for management fees and travel expenses due to this related party.

c)
Included in professional fees during the three and nine months ended May 31, 2011 are $13,097 and $42,234, respectively ($7,768 and $21,605 for the three and nine months ended May 31, 2010) of consulting fees for administration, office rent, accounting and company secretarial services provided by a company in which the president and a former director are directors and shareholders.  As of May 31, 2011, the Company has a liability of $192,625 for services provided under this agreement due to this related party.

d)
In August 2007, the Company received loan proceeds totalling $105,068 from companies in which the president and chief executive officer is a director and shareholder. Interest is charged at 8% simple interest, the loan is unsecured and has no stated maturity date. In May 2008 $67,193 was repaid including accrued interest. On December 20, 2010, principal of $46,892 and accrued interest of $15,751 was assigned to an unrelated third party (Note 7). As May 31, 2011, there was $1,256 of accrued interest outstanding in relation to the loans.

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

Panex Resources Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2011
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
May 31, 2011
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

In March and July 2007, the Company received loan proceeds of $240,000 and $500,000 respectively from an unrelated third party. These loans are unsecured and bear interest at 8% per annum with no fixed repayment date, but the understanding with the lender is that the loans will be repaid from the proceeds of future equity financings and/or the repayment of amounts lent to Minanca. On December 20, 2010, principal of $46,892 and interest of $15,751 was assigned to this third party (Note 4d).  In December 2010, $267,072 of this loan as well as $200,310 of accrued interest on this loan was settled by the issue of 9,347,640 shares.

In January 2011, the Company received loan proceeds of $50,000, from an unrelated third party. This loan is unsecured, has no stated interest rate and is payable when cash flow permits.

8.	Non-Cash Investing and Financing Activities

	For the Nine Months Ended May 31, 2011 $	For the Nine Months Ended May 31, 2010 $	Accumulated From May 28, 2004 (Date of Inception) to May 31, 2011 $
Issuance of common stock for settlement of debt (including accrued interest):

Related party	-	-	5,673
Non-related party	467,382	-	507,029

Issuance of common stock for settlement of accounts payable:

Related party	-	33,500	128,180
Non-related party	147,774	-	147,774

Cash paid to Goldplata on behalf of the Company	-	-	790,000

Item 2.  Management’s Discussion and Analysis or Plan of Operation

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF PANEX RESOURCES INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Uncertainties Relating To Forward-Looking Statements

This Form 10-Q Quarterly Report for the nine month period ended May 31, 2011 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Panex’s capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Panex files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-Q Quarterly Report for the nine month period ended May 31, 2011, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Since June 2006, Panex has had its office at 30 Ledgar Road, Balcatta, Western Australia, 6021.  The telephone number at this office is 011-61-89-240-6717.  Panex uses this office space under an arrangement whereby an entity related to the president of the Company provides office administration, accounting and corporate secretarial services to the Company for a fee based on time and hourly charge rates.  Panex maintains its statutory registered agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014.

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

Plan of Operation

During the next 12 months, management’s objective is to recapitalize Panex, raise new capital and seek new investment opportunities in the mineral sector.  As is evident from the “Background” section above and previous SEC filings, Panex has in the past successfully negotiated agreements enabling it to earn an interest in a number of different mineral properties.  Consequently, management believes that its worldwide industry contacts will make it possible to identify and assess new projects for acquisition purposes.

Panex is seeking a viable business opportunity through acquisition, merger or other suitable business combination method, with a focus on undervalued mineral properties for eventual acquisition.  Panex intends to concentrate its acquisition efforts on mineral properties or mineral exploration businesses that management believes to be undervalued or that management believes may realize a substantial benefit from being publicly owned. Panex will continue to identify and assess undervalued mineral properties when capital raisings are completed.  A small number of mineral properties are presently being reviewed, but it is too early to say whether they may be considered appropriate for acquisition. The Company is in the process of finalizing plans to raise new capital of approximately $2.4 million.

Results of Operations

Panex has generated no operating revenues since its inception on May 28, 2004 through May 31, 2011.  For the three and nine month periods ended May 31, 2011, Panex had interest income of $162 and $462, respectively, compared to $133 and $308 for the three and nine month periods ended May 31, 2010.

Total expenses for the three and nine months ended May 31, 2011 were $65,552 and $233,023, respectively, compared to $46,477 and $135,602 for the three and nine months ended May 31, 2010.

Expenses were higher in the three and nine month periods ended May 31, 2011 than the three and nine month periods ended May 31, 2010, due to foreign currency transaction losses related to management fees and other invoices being invoiced in Australian dollars and the Australian dollar increasing in value against the United States dollar over the past year. In addition, professional fees and general and administrative costs were also higher as a result of increased legal and consulting fees as a result of completing several corporate filings which included filing a Form S-1 Registration Statement and related amendment.

Page - 16

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern. Since our inception in May 2004, we have not generated revenue and have incurred net losses. We have a working capital deficit of $947,137 at May 31, 2011, incurred net losses of $232,561 and $135,294 for the nine months ended May 31, 2011 and 2010 respectively, and have a deficit accumulated during the exploration stage of $12,476,476 for the period from May 28, 2004 (inception) through May 31, 2011.

Accordingly, we have not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund our operations. These conditions (as indicated in the 2010 audit report of our Independent Registered Public Accounting Firm), raise substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended May 31, 2011, Panex used cash of $55,684 in operating activities compared to $38,098 in the nine months ended May 31, 2010. The increase in cash used in operating activities during the nine months ended May 31, 2011 was due to increased legal and consulting fees as a result of completing several corporate filings. As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations. Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources to continue its operations.

During the nine months ended May 31, 2011 and 2010, no cash was used to repay any debt. During the nine months ended May 31, 2011 $615,156 of accounts payable, accrued liabilities and debt from an unrelated third party was converted to common stock. In addition, loan funds of $50,000 were received from an unrelated third party.

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

PANEX RESOURCES INC.

Dated: July 14, 2011	By:	/s/ Klaus Eckhof
	Name:	Klaus Eckhof
	Title:	President and CEO
(Principal Executive Officer)

Dated: July 14, 2011	By:	/s/ Susmit Shah
	Name:	Susmit Shah
	Title:	CFO
(Principal Financial Officer)

Page - 20

Exhibit 31.1

Page - 21

PANEX RESOURCES INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Klaus Eckhof, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ended May 31, 2011 of Panex Resources Inc.;

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

Date:  July 14, 2011

   /s/ Klaus Eckhof

Klaus Eckhof
Chief Executive Officer

Page - 22

Exhibit 31.2

Page - 23

PANEX RESOURCES INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Susmit Shah, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ended May 31, 2011 of Panex Resources Inc.;

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

Date:  July 14, 2011

/s/ Susmit Shah

Susmit Shah
Chief Financial Officer

Page - 24

Exhibit 32

Page - 25

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Panex Resources Inc. (the “Company”) on Form 10-Q for the period ended May 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Klaus Eckhof, President, Chief Executive Officer of the Company and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

 /s/ Klaus Eckhof

Klaus Eckhof
Chief Executive Officer
July 14, 2011

Page - 26

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Panex Resources Inc. (the “Company”) on Form 10-Q for the period ended May 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Susmit Shah, Chief Financial Officer, Treasurer, and Corporate Secretary of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

/s/ Susmit Shah

Susmit Shah
Chief Financial Officer
July 14, 2011

Page - 27