Form 10-K
period 2011-08-31
Panex Resources Inc.
filed 2011-12-01
CIK 1345756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                               August 31, 2011

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

Page - 1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. 90 days.                                                      [ X ] Yes         [    ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                                                                                                [   ] Yes         [   ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                                                                        [ X ] Yes         [    ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,096,958,072 [78,635,623 X $26.66677] as of February 28, 2011

There were 79,349,908 shares of common stock outstanding on 29 November, 2011.

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended August 31, 2011, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

PART I

Item 1.                      Description of Business.

General

Panex Resources Inc. (“Panex” or the “Company”) is a Nevada corporation that was incorporated on May 28, 2004.  On September 27, 2010, Panex changed its name from “De Beira Goldfields Inc.” to “Panex Resources Inc.”  Panex is also a “shell” company as defined by the SEC as a result of only having nominal operations and nominal assets.

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

Panex is an exploration stage company engaged in the acquisition and exploration of mineral properties.  Panex’s plan of operations is to conduct mineral exploration activities on mineral properties in order to assess whether these claims possess commercially exploitable mineral deposits.  Panex’s exploration program will be designed to explore for commercially viable deposits of base and precious minerals, such as gold, silver, lead, barium, mercury, copper, and zinc minerals as well as bulk commodity minerals such as coal, iron and potash.  See “Business of Panex” and “Management’s Discussion and Analysis or Plan of Operations” below for more information.

On June 15, 2006, Panex entered into an agreement with Emco Corporation (“Emco”) to acquire an 80% interest in Minanca Minera Nanguipa, Compañía Anónima (“Minanca”), subject to certain conditions.  Minanca owns certain mineral exploration property, including plant and equipment, in Ecuador, South America (the “Ecuador Property”).  However, on December 9, 2007 Panex entered into an agreement with Emco to cancel the previously executed acquisition agreement, as Panex concluded that it is not presently in its best interests to settle the acquisition.

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

Currently, Panex has not obtained an employer identification number for the purpose of registering to do business in the United States.  Panex does not currently conduct any business in the United States nor employ any staff in the United States and is therefore not required by law to obtain an employer identification number at this time.  Panex will take immediate steps to obtain an employer identification number if it becomes necessary to do so at any time in the future.

Business of Panex

Panex is an Exploration Stage Company.  Panex’s principal business is the acquisition and exploration of mineral resources.  Panex currently has no interest in any mineral resources or properties but is continuing to identify and assess viable mineral properties or mineral projects.

Panex is also a “shell” company as defined by the SEC as a result of only having nominal operations and nominal assets.

Panex has not generated any revenues from its mineral exploration activities. From the time of its incorporation in 2004 to early 2008, Panex was actively engaged in the exploration of various mineral projects that were prospective for gold, silver and copper.  Since 2008, a combination of limited exploration success and a dwindling of its working capital caused Panex to withdraw from its mineral exploration projects.

A.  DeBeira 1 Mineral Claim

On May 20, 2005, the mineral claim known as “De Beira 1” was staked in British Columbia, Canada on behalf of Panex and held in trust for Panex until 2006.  During the year ended August 31, 2006, Panex relinquished ownership of the De Beira 1 mineral claim as it was not considered sufficiently prospective and turned its attention to other opportunities.  An amount of just over $600 was spent on the costs of staking this claim and commissioning a desk-top report on the geology of the area.  Other than this, no work was conducted on the property prior to relinquishing it.

B.  Titiribi Gold/Copper Project – Colombia Property

On May 9, 2006, Panex signed a letter of understanding to acquire up to a 70% interest in the Titiribi Gold / Copper project in Colombia, South America.

Through November 2007, $2,040,000 of exploration expenditures were paid by Panex and recorded as mineral property and exploration costs on its statement of operations.  A further $790,000 was paid to Goldplata during the period up to November 2007.

On January 11, 2008 Panex entered into an agreement with an Australian publicly listed company, Windy Knob Resources Ltd (“Windy Knob”) to assign its interests in the Titiribi project for cash proceeds of $1 million, of which $790,000 was paid to the Goldplata Group for reimbursement of exploration expenditures paid on behalf of Panex, and $210,000 which was paid directly to Panex.  In addition to this, Panex received 3,250,000 shares of Windy Knob common stock, which were sold on May 23, 2008 for cash proceeds of $250,047.

C.  Minanca Project – Ecuador Property

On June 15, 2006, Panex entered into an agreement with Emco Corporation (“Emco”) whereby Panex was granted an option to acquire an 80% interest in Minanca Minera Nanguipa, Compania Anonima (“Minanca”), which owned mineral exploration property in Ecuador, for an aggregate purchase price of $30,400,000 comprised of 10 million restricted common shares of Panex at an issue price of $3 per common share and a cash payment of $400,000.

On June 16, 2006, Panex paid $400,000 as per the terms of the agreement and provided a loan advance of $100,000 to Minanca.  Also, as part of the agreement, Panex was obligated to advance loan amounts of $7,000,000 to Minanca.

Page - 5

On December 9, 2007 Panex entered into an agreement with Emco to rescind the acquisition by Panex of an 80% interest in Minanca as Panex concluded that it is not presently in its best interests to settle the acquisition.  As a consequence, neither party has any further rights or obligations to each other, except that Minanca remains indebted to Panex for an amount of $6,100,000 which it had agreed to pay as follows:

i.	payment of US$250,000 to Panex by close of business on Friday, 14 December 2007;
ii.	payment of US$1,750,000 to Panex within 21 days of the execution of the agreement; and
iii.
payment of the remainder of the loan balance in accordance with the provisions of the June 2006 agreement (which provided for loan repayment from cash surpluses from the sale of mineral products) or as otherwise agreed between the parties.

As of the date of this annual report, the repayments have not been made and as stated above, the loan has been fully provided against, however management continues to seek recovery of all or part of the loan.

D.  Condoroma and Suyckutambo Projects - Peru Property

On July 5, 2006, Panex entered into agreements with the Goldplata Group to acquire an interest of up to 70% in the Condoroma and Suyckutambo Projects in Peru, which are prospective for gold and silver.  Panex was granted an option to acquire up to 70% interest in each of these two projects on identical terms.  The agreements allowed Panex to acquire an initial interest of 65% by sole funding $4 million in exploration expenditures within a 3 year period (the “Option Period”).  The Option Period commenced on August 4, 2006.  After acquiring 65%, Panex had 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%.  The additional interest was to be acquired upon the earlier of completing a bankable feasibility study or spending a further $6 million, both within a period of no more than 3 years from the time of the election.  Panex could not withdraw from the agreement after the start of the Option Period until it either incurred $500,000 in exploration expenditures or paid $500,000 to the Goldplata Group.  Through November 2008 a total of $1,110,000 of exploration expenditures have been paid by Panex and recorded as mineral property and exploration costs on the statement of operations.  In September 2007, Panex decided to withdraw from the Condoroma and Suyckutambo Projects as it became apparent that Panex and the permit holders, the Goldplata Group, had different philosophies about how the projects should be further explored and developed.  Panex favored a measured approach, with a focus on further exploration to maximize the resource potential whereas the Goldplata Group favored a short term development and production strategy

E.  Acandi Project

On October 19, 2006, Panex entered into a preliminary agreement in association with the Goldplata Group to earn an 80% interest in the Acandi copper / gold project in North East Colombia, near the Panama border, by sole funding exploration expenditures and making cash payments to the present beneficial holder of the project interest.  Through August 31, 2007, $525,000 of exploration expenditures was paid by Panex.  In September 2007, Panex withdrew from the Acandi project and there are no residual rights or financial obligations.

Panex’s management and advisers have determined that it is an appropriate time to raise new capital and thereafter to identify and assess undervalued mineral properties for acquisition purposes.  Consequently, whilst Panex has not been actively engaged in exploration activity in the recent past (other than continuing to identify and assess new opportunities), it has continued to be an Exploration Stage Company with a plan of identifying, assessing, acquiring and then exploring mineral projects.

F.  Post-2008

Since 2008 Panex has been looking for feasible mineral properties and mineral projects to acquire or earn an interest in through merger, joint venture or option.  A number of projects have been reviewed since 2008 and up to date.  These projects were located in various locations, including North, Central and South America, Central and Southern Africa, and were considered prospective for various commodities including gold, potash, iron ore, phosphate and coal.  As Panex has had limited funds since 2008, no agreements have been entered into with respect to any of these properties and no exploration work was ever carried out.  Activity was limited to due diligence, essentially through desktop reviews carried out by management.

Panex continues to locate and negotiate with a target business for the merger of a target business into Panex.  In certain instances, a target business may want to become a subsidiary of Panex or may want to contribute assets to Panex rather than merge.  It is anticipated that management will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of Panex’s existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with Panex.  No assurance can be given that Panex will be successful in finding or acquiring a viable target business.  Furthermore, no assurance can be given that any business opportunity, which does occur, will be on terms that are favorable to Panex or its current stockholders.

Page - 6

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

Panex anticipates that the target businesses or business opportunities presented to it will either (1) be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (2) be experiencing financial or operating difficulties; (3) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; or (4) have other similar characteristics.  Panex intends to concentrate its acquisition efforts on mineral properties or mineral exploration businesses that management believes to be undervalued or that management believes may realize a substantial benefit from being publicly owned (collectively, the “Target Operation”).  Given the above factors, investors should expect that any Target Operation may have little or no operating history, or a history of losses or low profitability.

Management does not have the capacity to conduct as extensive an investigation of a Target Operation as might be undertaken by a venture capital fund or similar institution.  The analysis of a Target Operation will be undertaken by, or under the supervision of Panex’s officers and directors, who are not professional business analysts.  In analyzing prospective business opportunities, management may consider such matters as:

●      the available technical, financial and managerial resources;
●      working capital and other financial requirements; history of operations, if any;
●      prospects for the future;
●      nature of present and expected competition;
●      the quality and experience of management services that may be available and the depth of that management;
●      the potential for further research, development, or exploration;
●      specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
●      the potential for growth or expansion;
●      the potential for profit; and
●      the perceived public recognition or acceptance of products, services, or trades name identification.

A Target Operation may have an agreement with a consultant or advisor, providing that services of the consultant or advisor be continued after any business combination.  Additionally, a Target Operation may be presented to Panex only on the condition that the services of a consultant or advisor are continued after a merger or acquisition.  Such pre-existing agreements of a Target Operation for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a Target Operation.

In implementing a structure for the acquisition of a Target Operation, Panex may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.  Panex may also acquire stock or assets of an existing business.  Depending upon the nature of the transaction, the current officers and directors of Panex may resign their management and board positions with Panex in connection with a change of control or acquisition of a Target Operation and be replaced by one or more new officers and directors.

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

Page - 7

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of Panex that the target business stockholder would acquire in exchange for their shareholdings in the Target Operation.  Depending upon, among other things, the Target Operation’s assets and liabilities, Panex’s shareholders will in all likelihood hold a substantially lesser percentage ownership interest in Panex following any merger or acquisition.  Any merger or acquisition effected by Panex can be expected to have a significant dilutive effect on the percentage of shares held by Panex’s shareholders at that time.

At the present time, management has not identified any Target Operation that it plans to pursue, nor has Panex reached any agreement or definitive understanding with any person concerning an acquisition or a business combination.

Management anticipates that the selection of a Target Operation in which to participate will be complex and without certainty of success.  Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation.  Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for stockholder’s investments.

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

If and when Panex acquires a mineral property asset or a mineral property interest, its business may be subject to various levels of government controls and regulations, which are supplemented and revised from time to time.  Changes to current local, state or federal laws and regulations in the jurisdictions where Panex will operate could require additional capital expenditures and increased operating and/or reclamation costs.  Panex is unable to predict what additional legislation or revisions may be proposed that might affect its business or when any such proposals, if enacted, might become effective.  Such changes, however, could require increased capital and operating expenditures and could prevent or delay certain operations by Panex or the property operators.   Although Panex is unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomical.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Panex currently does not own any patents or trade marks.  Also, Panex is not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.

Number of Total Employees and Number of Full Time Employees

There are no employees at the present time, with the exception of its two executive officers.

Page - 8

Item 1A .  Risk Factors

Panex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.  Unresolved Staff Comments

Panex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.                      Description of Property

Since June 2006, Panex has had its office at 30 Ledgar Road, Balcatta, Western Australia, 6021.  The telephone number at this office is 011-61-89-240-6717.  Panex uses this office space under an arrangement whereby Corporate Consultants Pty Ltd, an entity related to the president and director of the Company provides office administration, accounting and corporate secretarial services to Panex for a fee based on time and hourly charge rates.

Item 3.                      Legal Proceedings

Panex is not a party to any pending legal proceedings and, to the best of management’s knowledge, none of Panex’s property or assets are the subject of any pending legal proceedings.

Item 4.  (Removed and Reserved)

Page - 9

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information

Panex’s shares of common stock were quoted on the FINRA OTC Bulletin Board under the symbol “DBGF” from March 8, 2006 to December 17, 2007.  Since then Panex’s shares of common stock have been quoted on the Pink Sheets OTCQB under the symbol “OTCQB:DBGF”.

The following table gives the high and low bid information for each fiscal quarter Panex’s common stock has been quoted for the last two fiscal years and for the interim period ended November 23, 2011.  The bid information was obtained from Pink OTC Markets, Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
23 November 2011	$0.08	$0.04	Pink OTC Markets, Inc.
31 August 2011	$0.115	$0.07	Pink OTC Markets, Inc.
31 May 2011	$0.115	$0.062	Pink OTC Markets, Inc.
28 February 2011	$0.071	$0.02	Pink OTC Markets, Inc.
30 November 2010	$0.081	$0.02	Pink OTC Markets, Inc.
31 August 2010	$0.047	$0.0301	Pink OTC Markets, Inc.
31 May 2010	$0.05	$0.03	Pink OTC Markets, Inc.
28 February 2010	$0.0504	$0.035	Pink OTC Markets, Inc.
30 November 2009	$0.10	$0.04	Pink OTC Markets, Inc

(b)           Holders of Record

Panex has approximately 66 holders of record of Panex’s common stock as of August 31, 2011 according to a shareholders’ list provided by Panex’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by Panex of the number of beneficial owners of common stock held in street name.  The transfer agent for Panex’s common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

(c)      Dividends

There are no restrictions in Panex’s Articles of Incorporation or By-laws that restrict Panex from declaring dividends. The Nevada Revised statutes, however, do prohibit Panex from declaring dividends where, after giving effect to the distribution of the dividend:

1.	Panex would not be able to pay its debts as they become due in the usual course of business; or

2.
Panex’s total assets would be less than the sum of its total liabilities, plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

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

Page - 10

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

Page - 12

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

Page - 13

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

Business Overview

Panex was incorporated in the State of Nevada on May 28, 2004 and changed its name from “De Beira Goldfields Inc.” to “Panex Resources Inc.” on September 27, 2010.  Panex is also a “shell” company as defined by the SEC as a result of only having nominal operations and nominal assets.  Panex’s primary business is the acquisition and exploration of mineral resources.  Panex is an Exploration Stage Company.

The financial statements for the year ended August 31, 2011 have been prepared assuming Panex will continue as a going concern.  Panex has incurred net losses of approximately $300,000 and $214,000 for the years ended August 31, 2011 and 2010.  The report of the independent registered public accounting firm on Panex’s financial statements as of and for the year ended August 31, 2011 includes a ‘going concern’ explanatory paragraph which means that the accounting firm has expressed substantial doubt about Panex’s ability to continue as a going concern.  Management’s plans with respect to these matters are described in this section and in its financial statements, and does not include any adjustments that might result from the outcome of this uncertainty.  There is no guarantee that Panex will be able to raise the funds or raise further capital for the operations planned in the future.

Plan of Operation

Panex is seeking a viable business opportunity through acquisition, merger or other suitable business combination method, with a focus on undervalued mineral properties for eventual acquisition. Panex’s plan of operation in order to execute this strategy over the next 12 months is to recapitalize itself, raise new capital and seek new investment opportunities in the mineral sector.  Following the completion of capital raisings, Panex will continue to identify and assess mineral properties or mineral exploration businesses that management believes to be undervalued or that management believes may realize a substantial benefit from being publicly owned.  Additionally, Panex will continue to seek a viable business opportunity through acquisition, merger or other suitable business combination method, with a focus on undervalued target businesses with an interest in mineral properties or mineral projects.

An estimated timeline for execution of this plan is as follows:

Time span	Activity

Within 3 to 4 months after completing the capital raising	Identify and do initial assessment of mineral projects and qualify the short list to 2 to 3 properties
Within 4 to 6 months after completing the capital raising	Complete detailed due diligence of the short-listed properties, commercial negotiations and make acquisition(s), preferably via farm-in arrangements.
Within 6 to 7 months after completing the capital raising	Commence exploration activities

Page - 14

The above is only an indicative timeline and the identified activities may take longer or less time than indicated above, depending on availability of external contractors, time taken to conduct due diligence, and time taken to complete commercial negotiations.

In the mineral sector, it is an established practice for companies to earn an interest in a mineral project on a progressive basis by expending funds on mineral exploration programs.  Such arrangements allow companies to continue to expend funds in order to earn an interest if exploration results are encouraging and conversely, if exploration results are not encouraging, companies can terminate or withdraw from such arrangements without further financial commitment.  Such arrangements are commonly referred to as “farm-in” arrangements.  Panex has successfully negotiated farm-in arrangements in the past and, subject to identifying suitable mineral projects, Panex’s management believes Panex can again enter into such arrangements.  See “Business of Panex” above for more information on past farm-in arrangements.

Panex’s sole director, Klaus Eckhof, has contacts in the mineral sector; amongst mineral permit holders, industry promoters, government mining departments, geologists, mining engineers, and equipment suppliers.  Panex’s management have successfully (in Panex previously and in other entities) put together teams with diverse skills to explore and manage mineral properties.  This process is assisted by their contacts amongst drilling companies, laboratories, supplies procurement agencies, labour recruitment agencies and transport and freight companies.

During the next 12 months, management does not anticipate generating any revenue.  Any additional funding required will come from equity financing from the sale of Panex’s common stock.  If Panex is successful in completing an equity financing, existing stockholders will experience dilution of their interest in Panex.  Management does not have any financing arranged and cannot provide investors with any assurance that Panex will be able to raise sufficient funding from the sale of its common stock to fund its plan of operation.  In the absence of such financing, Panex’s business will fail.

Based on the nature of its business, Panex anticipates incurring operating losses in the foreseeable future.  Panex bases this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Panex’s future financial results are also uncertain due to a number of factors, some of which are outside its control.  These factors include, but are not limited to:

•	Panex’s ability to raise additional funding;
•	the market price for minerals; and
•	Panex’s ability to identify viable mineral property assets or mineral property interests.

Due to Panex’s lack of operating history and present inability to generate revenues, Panex’s auditors have stated their opinion that there currently exists substantial doubt about Panex’s ability to continue as a going concern.

Accounting and Audit Plan

Panex intends to continue to have Corporate Consultants Pty Ltd., its outside consultant, assist in the preparation of Panex’s quarterly and annual financial statements and have these financial statements reviewed or audited by Panex’s independent registered public accounting firm.  Corporate Consultants Pty Ltd. is expected to charge Panex approximately $2,000 to prepare Panex’s quarterly financial statements and approximately $5,000 to prepare Panex’s annual financial statements.  Panex’s independent auditor is expected to charge approximately $4,000 to review each of Panex’s quarterly financial statements and approximately $12,500 to audit Panex’s annual financial statements.  In the next 12 months, Panex anticipates incurring approximately $35,500 to pay for its accounting and audit requirements.

SEC Filing Plan

Panex expects to incur filing costs of approximately $4,000 per quarter to support its quarterly and annual filings.  In the next 12 months, Panex anticipates spending approximately $16,000 for costs to pay for three quarterly filings and one annual filing.

Results of Operations

Panex has generated no operating revenues since its inception on May 28, 2004 through the year ended August 31, 2011.  For the year ended August 31, 2011, Panex had interest income of $575 compared to $446 for the year ended August 31, 2010.

Total operating expenses for the year ended August 31, 2011 were $250,019 compared to $144,814 for the year ended August 31, 2010.  Operating expenses were higher in fiscal year 2011 than 2010 due primarily to higher professional fees as a result of preparing a Form S-1 Registration Statement and several amendments ($124,075 and $69,315 in fiscal years 2011 and 2010, respectively). In addition, management fees and some professional fees are invoiced in Australian dollars and the Australian dollar increased in value against the United States dollar over the year ($58,682 loss and $13,686 loss in fiscal years 2011 and 2010, respectively).

Page - 15

Liquidity and Capital Resources

As of August 31, 2011, Panex had cash of $19,357 and a working capital deficit of $998,140.  During the year ended August 31, 2011, Panex used $63,456 in operating activities compared to $44,420 in the prior year. As previously noted, Panex is not generating revenues and accordingly has not generated any cash flows from operations.  Panex is uncertain as to when it will produce cash flows from operations to meet operating and capital requirements and will require significant funding from external sources.

During the years ended August 31, 2011 and 2010, no cash was used to repay any debt, however, $615,156 of accounts payable, accrued liabilities and debt from an unrelated third party was converted to common stock during fiscal 2011 and $33,500 of debt was converted to common stock during fiscal 2010. Loan funds of $50,000 were received from an unrelated third party.

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

Outlook

As of August 31, 2011, Panex had cash and cash equivalents of $19,357 and a working capital deficit of $998,140.  Panex will need to raise additional capital to execute its business plan of project identification and assessment.  Although the agreement for the acquisition of an 80% interest in Minanca has been cancelled, management continues to seek recovery of all or part of the $6.1 million owed to Panex on the loan. As mentioned previously, management intends to recapitalize the Company, raise new capital and seek new investment opportunities within the mineral sector. Management believes that its worldwide industry contacts will make it possible to raise capital and identify and assess new projects.

If Panex does not receive sufficient funding on a timely basis, it could have a material adverse effect on its liquidity, financial condition and business prospects.  Additionally, if Panex receives funding, it may be on terms that are not favorable to Panex and its shareholders.

Page - 16

Off-Balance Sheet Arrangements

Panex does not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability.  Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change.  A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, the Company has not determined whether implementation of such proposed standards would be material to the Company’s financial statements.  New pronouncements assessed by the Company recently are discussed below:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 (March 1, 2012 for the Company).  The Company does not expect the adoption of ASU 2011-04 to have a material impact on its results of operations, financial condition, or cash flows.

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

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Page - 17

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Panex’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Panex’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Panex’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Panex’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Panex’s Chief Financial Officer and communicated to the board of directors.

Page - 18

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of August 31, 2011, Panex’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Panex’s independent registered public accounting firm has not issued an attestation report regarding Panex’s internal control over financial reporting.  As a result, this annual report does not include such a report.  Panex was not required to have, nor has Panex, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit Panex to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in Panex’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended August 31, 2011, that materially affected, or are reasonably likely to materially affect, Panex’s internal control over financial reporting.

Item 9B.  Other Information

During the fourth quarter of the year covered by this Form 10-K, Panex had no information to be disclosed as required on a Form 8-K that was not previously disclosed.

Page - 19

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

The names, addresses, ages and positions of Panex’s officers and directors that held their positions during or since the fiscal year ended August 31, 2011 are set forth below:

Name and Address	Age	Positions
Klaus Eckhof 30 Ledgar Road Balcatta, Western Australia, 6021	53	Chairman, Chief Executive Officer and director
Susmit Shah 30 Ledgar Road Balcatta, Western Australia, 6021	55	Chief Financial Officer, and Treasurer, Corporate Secretary

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

Since 1994, Mr. Eckhof has managed his own geological consultancy company and has considerable experience in assessing and acquiring mineral prospects around the world.  He was formerly President and Chief Executive Officer of Moto Goldmines Limited (“MGL”). Within 4 years from Mr Eckhof’s appointment, MGL discovered just under 20 million ounces of gold and completed a Bankable Feasibility Study at the Moto Gold Project in the Democratic Republic of Congo (DRC).  MGL was subsequently acquired by Rangold Resources. He is currently a director of KILO Goldmines Ltd, Carnavale Resources Ltd and Erongo Energy Limited.

During the past three years, Mr. Eckhof has also served as a director of the following listed companies: Condor Resources Plc. (September 1996-April 2011), African Metals Corporation (November 2005 to January 2011), and Aspire Mining Limited (formerly Windy Knob Resources Ltd) (April 2008 to September 2009).

Susmit Mohanlal Shah CA, Corporate ● Mr. Shah has been the Chief Financial Officer, Treasurer, and Corporate Secretary of Panex since June 2006.  Mr. Shah is a chartered accountant with over 20 years’ experience.  Over the last 15 years, Mr. Shah has been involved with a diverse range of Australian public listed companies in company secretarial and financial roles.

(b)           Identify Significant Employees

Panex currently does not have any significant employees, with the exception of its executive officers.

(c)           Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Panex to become directors or executive officers.

Page - 20

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

Page - 21

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

Item 11.  Executive Compensation

Panex has paid $24,502 and $53,638 in compensation to its named executive officers during its fiscal years ended August 31, 2011 and 2010, respectively.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Klaus Eckhof Chairman May 2006 – present CEO and President June 2008 - present	2009 2010 2011	43,799 53,638 24,502	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	43,799 53,638 24,502
Susmit Shah (1) CFO June 2006 – present	2009 2010 2011	21,492 30,687 52,398	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	21,492 30,687 52,398

 (1)  Administration, accounting and secretarial fees of $52,398 (2010 - $30,687) were paid or payable to Corporate Consultants Pty Ltd, a company in which Mr. Shah is a director and has a beneficial interest.

Since Panex’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between Panex and any of its directors whereby such directors are compensated for any services provided as directors.

There are no other employment agreements between Panex and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Panex or from a change in a named executive officer’s responsibilities following a change in control.

Page - 22

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

Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [4]
shares of common stock	Lars Pearl Hofnerstrasse 13 Unterageri, Switzerland 6341	5,250,000	6.62%
shares of common stock	Carrington International Ltd. [2] Schloss Enzesfeld A-2551 Enzesfeld-Lindabrunn Austria	4,000,000	5.04%
shares of common stock	EL & A Ltd. [3] Goldschmiedgasse 9/1/16, A-1010 Vienna Austria	4,000,000	5.04%

[1]    The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] These shares are registered in the name of Carrington International Ltd, which is owned by Dr Georg H. Schnura.

[3]    These shares are registered in the name of EL & A Limited, which is owned by Mr Thomas Mueller-Kakrecha.

[4]    Based on 79,349,908 shares of common stock issued and outstanding as of November 29, 2011.

Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
shares of common stock	Klaus Eckhof (2) 30 Ledgar Road Balcatta, Western Australia, 6021	714,285	0.90%
shares of common stock	Susmit Shah 30 Ledgar Road Balcatta, Western Australia, 6021	Nil	0%
shares of common stock	Directors and Executive Officers (as a group)	714,285	0.90%
[1] Based on 79,349,908 shares of common stock issued and outstanding as of November 29, 2011.

[2] These shares are registered in the name of Orca Trading GmbH.

Changes in Control

Panex is not aware of any arrangement that may result in a change in control of Panex.

Page - 23

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

Consultant Agreements

Mr. Eckhof and Mr. Shah are directors and shareholders of Corporate Consultants Pty Ltd. (“CCPL”).  CCPL provides administration, accounting and company secretarial services to Panex Resources Inc.  Fees paid or payable to CCPL for the year ended August 31, 2011 were $52,398 (2010 - $30,687).

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

2011 - $40,000 - GHP Horwath, P.C.
2010 - $22,500 - GHP Horwath, P.C.

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for audit related services by the principal accountants that are reasonably related to the performance of the audit or review of Panex’s financial statements and are not reported in the preceding paragraph:

2011 - $Nil - GHP Horwath, P.C.
2010 - $Nil - GHP Horwath, P.C.

Page - 24

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011 - $Nil - GHP Horwath, P.C.
2010 - $Nil - GHP Horwath, P.C.

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

2011 - $Nil - GHP Horwath, P.C.
2010 - $Nil - GHP Horwath, P.C.

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

Page - 25

3.           Exhibits

All exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to Panex’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 333-130264 and SEC File Number 000-51707.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements as of August 31, 2011 and 2010 and for the years ended August 31, 2011 and 2010, and for the period May 28, 2004 (inception) to August 31, 2011.	Included
3.1	Articles of Incorporation of Panex Resources Inc. filed as an Exhibit to Panex’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
3.2	By-Laws of Panex Resources Inc. filed as an Exhibit to Panex’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
3.3	Certificate of Amendment of Panex Resources Inc., filed as an Exhibit to Panex’s Form 8-K (Current Report) filed on September 30, 2010 and incorporated herein by reference.	Filed
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
Filed
14.1	Financial Code of Ethics filed as an Exhibit to Panex’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from chief executive officer.	Included
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from chief financial officer.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	Disclosure Committee Charter, filed as an Exhibit to Panex’s Form 10-K (Annual Report) filed on July 28, 2009 and incorporated herein by reference.	Filed
* In accordance with Rule 402 of Regulation S-T, the XBRL (“eXtensible Business Reporting Language”) related information is furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Page - 26

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, Panex Resources Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PANEX RESOURCES INC.

By:	/s/ Klaus Eckhof
Name:	Klaus Eckhof
Title:	Director and CEO
Dated:	December 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Panex Resources Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Klaus Eckhof	President, Chief Executive Officer, and member of the Board of Directors	December 1, 2011
/s/ Susmit Shah	Chief Financial Officer, Principal Financial Officer, Treasurer and Corporate Secretary	December 1, 2011

Page - 27

Exhibit A

Page - 28

Panex Resources Inc.

Financial Statements

Panex Resources Inc.
(An Exploration Stage Company)

Years ended August 31, 2011 and 2010, and for
the period from May 28, 2004 (Date of
Inception) to August 31, 2011

Page - 29

Panex Resources Inc.
Financial Statements

Panex Resources Inc.
(An Exploration Stage Company)

Years Ended August 31, 2011 and 2010,
and for the period from May 28, 2004 (Date of Inception)
 through August 31, 2011

Page - 30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Panex Resources Inc. (formerly De Beira Goldfields Inc.)

We have audited the accompanying balance sheets of Panex Resources Inc. (formerly De Beira Goldfields Inc.) (an Exploration Stage Company) as of August 31, 2011 and 2010, and the related statements of operations, cash flows and stockholders’ equity (deficit) for each of the years then ended, and for the period from May 28, 2004 (inception) through August 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panex Resources Inc. (formerly De Beira Goldfields Inc.) as of August 31, 2011 and 2010, and the results of its operations and cash flows for each of the years then ended, and for the period from May 28, 2004 (inception) through August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $299,498 for the year ended August 31, 2011, and a deficit accumulated during the exploration stage of $12,543,413 for the period from May 28, 2004 (inception) through August 31, 2011. The Company also has a limited history and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   /s/ GHP HORWATH, P.C.

Denver, Colorado
December 1, 2011

Panex Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	August 31, 2011 $	August 31, 2010 $
ASSETS
Current Assets
Cash	19,357	29,178
Total Assets (all current)	19,357	29,178

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	100,211	215,743
Accrued liabilities, related party (Note 4)	282,937	184,495
Accrued liabilities, other	64,529	187,463
Loans and borrowings, related party (Note 4)	-	46,892
Loans and borrowings (Note 7)	569,820	740,000
Total Liabilities (all current)	1,017,497	1,374,593

Stockholders’ Deficit (Note 6)
Common stock, $0.001 par value; 500,000,000 shares authorized;
79,349,908 (2010: 67,046,785) shares issued and outstanding	79,349	67,046
Additional paid-in capital	11,418,557	10,815,704
Donated capital	47,367	15,750
Deficit accumulated during the exploration stage	(12,543,413)	(12,243,915)
Total Stockholders’ Deficit	(998,140)	(1,345,415)
Total Liabilities and Stockholders’ Deficit	19,357	29,178

The accompanying notes are an integral part of these financial statements

Panex Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	For the Year Ended August 31, 2011	For the Year Ended August 31, 2010	Accumulated from May 28, 2004 (Date of Inception) to August 31, 2011
	$	$	$

Revenue	-	-	-

Operating expenses
Donated rent	-	-	5,250
Donated services	31,617	-	42,117
General and administrative	11,143	8,175	92,846
Foreign currency transaction loss	58,682	13,686	116,640
Mineral property and exploration costs	-	-	4,739,777
Management fees (Note 4)	24,502	53,638	677,087
Professional fees (Note 4)	124,075	69,315	1,033,884
Travel costs	-	-	335,415
Write-off deferred acquisition cost (Note 3)	-	-	400,000
Provision against Minanca loan (Note 3)	-	-	6,100,000
Total operating expenses	250,019	144,814	13,543,016

Other income (expense)
Interest income	575	446	32,281
Interest expense	(50,054)	(69,492)	(282,724)
Loss on sale of investment (Note 5)	-	-	(126,182)
Gain on sale of mineral property rights (Note 5)	-	-	1,376,228
Total other income (expense)	(49,479)	(69,046)	999,603
Net Loss	(299,498)	(213,860)	(12,543,413)
Net Loss Per Share – Basic and Diluted	*	*
Weighted Average Shares Outstanding	75,608,410	66,029,936

* Amount is less than $(0.01) per share

The accompanying notes are an integral part of these financial statements

Panex Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
	For the Year Ended August 31, 2011 $	For the Year Ended August 31, 2010 $	Accumulated From May 28, 2004 (Date of Inception) to August 31, 2011 $

Cash Flows From Operating Activities

Net loss	(299,498)	(213,860)	(12,543,413)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction loss	58,682	13,686	116,640
Gain on sale of mineral property rights	-	-	(586,228)
Loss on sale of investment	-	-	126,181
Donated services and rent	31,617	-	47,367
Expenses paid by issue of common stock	-	-	500
Write-off deferred acquisition cost	-	-	400,000
Provision against Minanca loan	-	-	6,100,000

Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities	62,840	132,985	510,057
Increase in amounts due to related parties	82,903	22,769	370,517

Net Cash Used in Operating Activities	(63,456)	(44,420)	(5,458,379)

Cash Flows From Investing Activities
Cash received from sale of investment	-	-	250,047
Cash received from sale of mineral property rights	-	-	210,000
Deferred acquisition costs	-	-	(400,000)
Loan advances	-	-	(7,100,000)
Repayment of loan advance	-	-	1,000,000

Net Cash Used in Investing Activities	-	-	(6,039,953)

Cash Flows From Financing Activities
Loans from related parties	-	-	594,313
Loan repaid to related parties	-	-	(576,483)
Loan from unrelated third party	50,000	-	790,000
Deposits received for common shares to be issued	-	-	40,000
Common shares issued for cash	-	-	10,668,750

Net Cash Provided by Financing Activities	50,000	-	11,516,580

Effect of exchange rate changes on cash	3,635	1,174	1,109

(Decrease) Increase in Cash	(9,821)	(43,246)	19,357

Cash - Beginning of Period	29,178	72,424	-

Cash - End of Period	19,357	29,178	19,357

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

Panex Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)

	Common Shares				Deficit
	Number of Shares	Amount $	Additional Paid-in Capital $	Donated Capital $	Accumulated During the Exploration Stage $	Total Stockholders’ Equity(Deficit) $

Balances, May 28, 2004 (Date of inception)	-	-	-	-	-	-
Common stock issued for services to president (Note 6)	6,000,000	6,000	(5,500)	-	-	500
Return and cancellation of shares (Note 6)	(6,000,000)	(6,000)	6,000	-	-	-
Net loss	-	-	-	-	(500)	(500)
Balances, August 31, 2004	-	-	500	-	(500)	-
Common stock issued for cash	64,500,000	64,500	(17,750)	-	-	46,750
Return and cancellation of shares (Note 6)	(30,000,000)	(30,000)	30,000	-	-	-
Donated rent	-	-	-	3,000	-	3,000
Donated services	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	39,981
Common stock issued for cash (Note 6)	1,964,285	1,964	4,498,036	-	-	4,500,000
Donated rent	-	-	-	2,250	-	2,250
Donated services	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	(848,560)	(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	15,750	(864,829)	3,698,171
Common stock issued for cash (Note 6)	7,632,500	7,632	6,098,368	-	-	6,106,000
Net loss	-	-	-	-	(10,943,990)	(10,943,990)
Balances, August 31, 2007	44,096,785	44,096	10,609,154	15,750	(11,808,819)	(1,139,819)
Net loss	-	-	-	-	(66,651)	(66,651)
Balances, August 31, 2008	44,096,785	44,096	10,609,154	15,750	(11,875,470)	(1,206,470)
Common stock issued for cash (Note 6)	1,600,000	1,600	14,400	-	-	16,000
Common stock issued for settlement of debt (Note 6)	14,000,000	14,000	126,000	-	-	140,000
Shares to be issued	-	-	30,000	-	-	30,000
Net loss	-	-	-	-	(154,585)	(154,585)
Balances, August 31, 2009	59,696,785	59,696	10,779,554	15,750	(12,030,055)	(1,175,055)
Common stock issued for cash received in December 2008 (Note 6)	4,000,000	4,000	6,000	-	-	10,000
Common stock issued for settlement of debt (Note 6)	3,350,000	3,350	30,150	-	-	33,500
Net loss	-	-	-	-	(213,860)	(213,860)
Balances, August 31, 2010	67,046,785	67,046	10,815,704	15,750	(12,243,915)	(1,345,415)
Common stock issued for settlement of accounts payable, accrued liabilities and debt (Notes 6 and 7)	12,303,123	12,303	602,853	-	-	615,156
Donated services	-	-	-	31,617	-	31,617
Net loss	-	-	-	-	(299,498)	(299,498)
Balances, August 31, 2011	79,349,908	79,349	11,418,557	47,367	(12,543,413)	(998,140)

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

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in May 2004, the Company has not generated revenue and has incurred net losses. The Company incurred a net loss of $299,498 for the year ended August 31, 2011, and a deficit accumulated during the exploration stage of $12,543,413 for the period from May 28, 2004 (inception) through August 31, 2011. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As a consequence of the Company’s withdrawal from the Minanca acquisition in Ecuador, the Colombian Projects (Titiribi and Acandi), and the Peruvian Projects (Condoroma and Suyckutambo), the Company has no mineral property interests as of the date of this report.

As of August 31, 2011, the Company had cash of $19,357. Management’s objective is to recapitalize the Company, raise new capital and seek new investment opportunities in the mineral sector.   There is no assurance that the Company will be able to consummate the contemplated capital raisings.  In the event that the Company is unsuccessful in raising additional capital in a timely manner, it will have a material adverse affect on the Company’s liquidity, financial condition and business prospects.

The Company is in the process of finalising plans to raise new capital of $2,400,000. On February 22, 2011, the Company filed a Form S-1 registration statement, and on June 3, August 26 and October 18, 2011, the Company filed Form S-1/A registration statements with the Securities and Exchange Commission.  The registration statement has not yet been declared effective.

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

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period using the treasury stock method and the if-converted method. In computing EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no potential dilutive securities outstanding at August 31, 2011 and 2010.

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

As of August 31, 2011 and 2010, the Company did not have any assets or liabilities that were measured at fair value on a recurring or non-recurring basis.

Financial instruments, which include cash, accounts payable, and loans and borrowings, are estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The fair value of amounts due to related parties is not practicable to estimate, due to the related party nature of the underlying transactions. The Company’s operations are located in Australia, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

During the quarter ended November 30, 2010, the Company identified the following matter that originated prior to September 1, 2010, relating to the reporting of the effect of exchange rate changes on cash in the statement of cash flows;

•
Net cash used in operating activities for the year ended August  31, 2010 and accumulated from May 28, 2004 (date of inception) to August 31, 2010 should have included $15,680 and $52,473, respectively, for foreign currency transaction losses recorded in the statement of operations; and

•	The effect of exchange rate changes on cash for the year ended August 31, 2010 and accumulated from May 28, 2004 (date of inception) to August 31, 2010 should have excluded these same amounts.

The Company determined that the impact of this matter related only to the presentation of the 2010 net cash used in operating activities on the statement of cash flows and it is not material to any prior annual or interim period financial statements.

j)    Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist of cash.  The Company’s cash is all in demand deposit accounts placed with federally insured financial institutions in Australia.  The Company has not experienced any losses on such accounts.

k)    Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability.  Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change.  A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, the Company has not determined whether implementation of such proposed standards would be material to the Company’s financial statements.  New pronouncements assessed by the Company recently are discussed below:

2.     Significant Accounting Policies (continued)

k)    Recent Accounting Pronouncements (continued)

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 (March 1, 2012 for the Company).  The Company does not expect the adoption of ASU 2011-04 to have a material impact on its results of operations, financial condition, or cash flows.

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

As of August 31, 2011 and 2010 the loan advances equalled $6,100,000. Minanca is to undertake to grant a mortgage of all its assets to the Company as security against the loan advances noted above. Repayment of the loan advances rank in priority ahead of any dividend or distribution payments to shareholders of Minanca.

On December 9, 2007, the Company entered into an agreement with Emco to cancel the acquisition by Panex Resources of an 80% interest in Minanca. As a consequence, neither party has any further rights or obligations to each other, except that Minanca remains indebted to Panex Resources for an amount of $6,100,000 which it had agreed to repay as follows:

3.           Deferred Acquisition Costs and Loan Advances (continued)

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

4.           Related Party Transactions

a)	During the year ended August 31, 2011, the Company recognized a total of $31,617 for donated services provided by the president / chief executive officer of the Company.

b)
The Company incurred management fees of $24,502 ($53,638 for the year ended August 31, 2010) for services provided by the president and chief executive officer of the Company, for the year ended August 31, 2011. As of August 31, 2011 and 2010 the Company has an accrued liability of $79,425 and $44,563 owing for management fees and travel expenses to this related party.

c)
Included in professional fees are consulting fees of $52,398 incurred during the year ended August 31, 2011 ($30,687 for the year ended August 31, 2010) for administration, office rent, accounting and company secretarial services provided by a company in which the president and chief executive officer and former director are directors and shareholders. As of August 31, 2011 and 2010, the Company has an accrued liability of $202,258 and $124,180, respectively, owing for services provided under this agreement.

d)
In August 2007 the Company received loan proceeds totalling $105,068, from companies in which the president and chief executive officer is a director and shareholder. Interest is charged at 8% simple interest, is unsecured and has no stated maturity date.  In May 2008 $67,193 was repaid, including accrued interest. On December 20, 2010, principal of $46,892 and accrued interest of $15,751 was assigned to an unrelated third party (Note 7). As of August 31, 2011, there was $1,254 of accrued interest outstanding in relation to the loans ($62,643 as of August 31, 2010).

5.           Mineral Properties

a)	De Beira 1 Mineral Claim

On May 20, 2005, the mineral claim known as “De Beira 1” was staked in British Colombia, Canada on behalf of Panex and held in trust for Panex until 2006. During the year ended August 31, 2006, Panex relinquished ownership of the De Beira 1 mineral claim as it was not considered sufficiently prospective and turned its attention to other opportunities. An amount of just over $600 was spent on the costs of staking this claim and commissioning a desk-top report on the geology of the area. Other than this, no work was conducted on the property prior to relinquishing it.

b)	Titiribi Gold/Copper Project

The Company entered into an agreement with Goldplata Corporation Limited, Goldplata Resources Inc. and Goldplata Resources Sucursal Colombia (the “Goldplata Group”) dated May 6, 2006, whereby the Company was granted an option to acquire up to 70% interest in the Titiribi Gold/Copper project in Colombia, South America. The agreement allowed the Company to acquire an initial interest of 65% by sole funding $8 million in exploration expenditures within a 3 year period (the “Option Period”).  The Option Period commenced on June 9, 2006. After acquiring 65% interest, the Company had 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. The additional interest was to be acquired upon the earlier of completing a bankable feasibility study or spending a further $12 million, both within a period of no more than 3 years from the time of the election. The Company could not withdraw from the agreement after the start of the Option Period until it either incurred $1 million in exploration expenditures or paid $1 million to the Goldplata Group.  Through August 31, 2008, $2,830,000 of exploration expenditures have been paid by the Company and recorded as mineral property and exploration costs on the statement of operations.  No further payments were made during the years ended August 31, 2010 and 2011 or up to the date of this report.

5.           Mineral Properties (continued)

b)	Titiribi Gold/Copper Project (continued)

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

c)      Peruvian Gold / Silver Projects

On July 5, 2006, the Company entered into agreements with the Goldplata Group to acquire an interest of up to 70% in the Condoroma and Suyckutambo Projects in Peru. The Company was granted an option to acquire up to 70% interest in each of these two projects on identical terms. The agreements allowed the Company to acquire an initial interest of 65% by sole funding $4 million in exploration expenditures within a 3 year period (the “Option Period”).  The Option Period commenced on August 4, 2006.  After acquiring 65%, the Company had 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. The additional interest was to be acquired upon the earlier of completing a bankable feasibility study or spending a further $6 million, both within a period of no more than 3 years from the time of the election.  The Company could not withdraw from the agreement after the start of the Option Period until it either incurred $500,000 in exploration expenditures or paid $500,000 to the Goldplata Group.  Through August 31, 2008, $1,110,000 of exploration expenditures have been paid by the Company on the Condoroma & Suyckutambo projects and recorded as mineral property and exploration costs on the statement of operations. No further payments were made during the years ended August 31, 2010 and 2011 or up to the date of this report.

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

d)      Acandi Project

On October 19, 2006, the Company entered into a preliminary agreement in association with the Goldplata Group to earn an 80% interest in the Acandi copper / gold project in North East Colombia, near the Panama border, by sole funding exploration expenditures and making cash payments to the present beneficial holder of the project interest.  Through August 31, 2008, $525,000 of exploration expenditures have been paid by the Company. No further payments were made during the years ended August 31, 2010 and 2011 or up to the date of this report.

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

6.	Stockholders’ Equity (continued)

Common stock (continued)

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

7.	Other Loans and Borrowings

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

In January 2011, the Company received loan proceeds of $50,000 from an unrelated third party. This loan is unsecured, has no stated interest rate and is payable when cash flow permits.

8.	Non-Cash Investing and Financing Activities

	Year ended August 31, 2011 $	Year ended August 31, 2010 $	Accumulated from May 28, 2004 (Date of Inception) to August 31, 2011 $
Issuance of common stock for settlement of debt (including accrued interest:

Related party	-	-	5,673
Non-related party	467,382	-	507,029

Issuance of common stock for settlement of accounts payable:

Related party	-	33,500	128,180
Non-related party	147,774	-	147,774

Cash paid to Goldplata on behalf of the Company (Note 5)	-	-	790,000

9. Income Taxes

The components of the Company’s net deferred tax asset as of August 31, 2011 and 2010, and the statutory tax rate, the effective tax rate and the valuation allowance are as follows:

	August 31, 2011	August 31, 2010
Net operating losses	6,443,413	6,143,915
Loan loss reserves	6,100,000	6,100,000
	12,543,413	12,243,915
Statutory tax rate	35%	35%
Deferred tax asset	4,390,195	4,285,370
Valuation allowance	(4,390,195)	(4,285,370)
Net deferred tax asset	-	-

9. Income Taxes (continued)

The Company has net operating loss carry-forwards for tax purposes of approximately $6,443,000, which begin expiring in 2030. The utilization of the net operating loss carry-forwards cannot be assured.

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

Exhibit 31.1

Page - 45

PANEX RESOURCES INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Klaus Eckhof, certify that:

1.   I have reviewed this annual report on Form 10-K for the fiscal year ending August 31, 2011 of Panex Resources Inc.;

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

Date:  December 1, 2011

   /s/ Klaus Eckhof

Klaus Eckhof
Chief Executive Officer

Page - 46

Exhibit 31.2

Page - 47

PANEX RESOURCES INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Susmit Shah, certify that:

1.   I have reviewed this annual report on Form 10-K for the fiscal year ending August 31, 2011 of Panex Resources Inc.;

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

Date:  December 1, 2011

   /s/ Susmit Shah

Susmit Shah
Chief Financial Officer

Page - 48

Exhibit 32

Page - 49

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Panex Resources Inc. (“Panex”) on Form 10-K for the period ending August 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Klaus Eckhof, President and Chief Executive Officer of Panex and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ Klaus Eckhof

Klaus Eckhof

Chief Executive Officer
December 1, 2011

Page - 50

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Panex Resources Inc. (“Panex”) on Form 10-K for the period ending August 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Susmit Shah, Chief Financial Officer of Panex, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

   /s/ Susmit Shah

Susmit Shah

Chief Financial Officer
December 1, 2011

Page - 51