Form 10-Q
period 2011-11-30
Panex Resources Inc.
filed 2012-01-17
CIK 1345756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                      November 30, 2011

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
       [  X ] Yes       [    ] No

Page - 1

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 13, 2012
Common Stock - $0.001 par value	79,349,908

Page - 2

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements

Panex Resources Inc.
(An Exploration Stage Company)

November 30, 2011

Index
Balance Sheets as of November 30, 2011 (unaudited) and August 31, 2011	F-1
Statements of Operations for the three months ended November 30, 2011 and 2010 and for the period May 28, 2004 (date of inception) through November 30, 2011 (unaudited	F-2
Statements of Cash Flows for the three months ended November 30, 2011 and 2010 and for the period May 28, 2004 (date of inception) through November 30, 2011 (unaudited)	F-3
Statements of Stockholders’ Equity (Deficit) for the period from May 28, 2004 (date of inception) through November 30, 2011 (unaudited)	F-4
Notes to the Financial Statements (unaudited)	F-5

Page - 3

Panex Resources Inc.
(An Exploration Stage Company)

Balance Sheets
(Expressed in US dollars)

	November 30, 2011 $ (unaudited)	August 31, 2011 $

ASSETS

Current Assets

Cash	7,275	19,357

Total Assets (all current)	7,275	19,357

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	99,498	100,211
Accrued liabilities, related parties (Note 4)	276,133	282,937
Accrued liabilities, other	66,397	64,529
Loans and borrowings (Note 6)	569,820	569,820

Total Liabilities (all current)	1,011,848	1,017,497

Stockholders’ Deficit

Common Stock: $0.001 par value; 500,000,000 shares authorized; 79,349,908 shares issued and outstanding	79,349	79,349

Additional paid-in capital	11,418,557	11,418,557

Donated capital	62,627	47,367

Deficit accumulated during the exploration stage	(12,565,106)	(12,543,413)

Total Stockholders’ Deficit	(1,004,573)	(998,140)

Total Liabilities and Stockholders’ Deficit	7,275	19,357

(The accompanying notes are an integral part of these Financial Statements)

Panex Resources Inc.
(An Exploration Stage Company)

Statements of Operations
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	Accumulated From May 28, 2004 (Date of Inception)
	November 30,	November 30,	to November 30,
	2011	2010	2011
	$	$	$

Revenue	-	-	-

Operating expenses

Donated rent	-	-	5,250
Donated services	15,260	-	57,377
General and administrative	316	1,811	93,162
Foreign currency transaction (gain) loss	(23,523)	28,069	93,117
Mineral property and exploration costs	-	-	4,739,777
Management fees (Note 4)	-	14,591	677,087
Professional fees (Note 4)	19,272	24,869	1,053,156
Travel costs	-	-	335,415
Write-off deferred acquisition cost (Note 3)	-	-	400,000
Provision against Minanca loan (Note 3)	-	-	6,100,000

Total operating expenses	11,325	69,340	13,554,341

Other income (expense)

Interest income	-	149	32,281
Interest expense	(10,368)	(17,372)	(293,092)
Loss on sale of investment (Note 5)	-	-	(126,182)
Gain on sale of mineral property right (Note 5)	-	-	1,376,228

Total other income (expense)	(10,368)	(17,223)	989,235

Net Loss	(21,693)	(86,563)	(12,565,106)

Net Loss Per Share – Basic and Diluted	*	*

Weighted Average Shares Outstanding	79,349,908	67,046,785

* Amount is less than $(0.01) per share.

(The accompanying notes are an integral part of these Financial Statements)

Panex Resources Inc.
(An Exploration Stage Company)

Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended November 30, 2011 $	For the Three Months Ended November 30, 2010 $	Accumulated From May 28, 2004 (Date of Inception) to November 30, 2011 $

Cash Flows From Operating Activities

Net loss	(21,693)	(86,563)	(12,565,106)

Adjustments to reconcile net loss to cash used in operating activities:
Foreign currency transaction (gain) loss	(23,523)	28,069	93,117
Gain on sale of mineral property rights	-	-	(586,228)
Loss on sale of investment	-	-	126,181
Donated services and expenses	15,260	-	62,627
Expenses paid by issue of common stock	-	-	500
Write-off deferred acquisition costs	-	-	400,000
Provision against Minanca loan	-	-	6,100,000

Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities	25,554	25,731	535,611
Increase in amounts due to related parties	(6,804)	30,460	363,713

Net Cash Used in Operating Activities	(11,206)	(2,303)	(5,469,585)

Cash Flows From Investing Activities
Cash received from sale of investment	-	-	250,047
Cash received from sale of mineral property rights	-	-	210,000
Deferred acquisition costs	-	-	(400,000)
Loan advances	-	-	(7,100,000)
Repayment of loan advance	-	-	1,000,000

Net Cash Used in Investing Activities	-	-	(6,039,953)

Cash Flows From Financing Activities
Loan from related parties	-	-	594,313
Loan repaid to related parties	-	-	(576,483)
Loans from unrelated third parties	-	-	790,000
Common shares issued for cash	-	-	10,708,750

Net Cash Provided by Financing Activities	-	-	11,516,580

Effect of exchange rates on cash	(876)	1,384	233

(Decrease) Increase in Cash	(12,082)	(919)	7,275

Cash - Beginning of Period	19,357	29,178	-

Cash - End of Period	7,275	28,259	7,275

(The accompanying notes are an integral part of these Financial Statements)

Panex Resources Inc.
(An Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)
(Unaudited)

	Common Shares				Deficit
	Number of Shares	Amount $	Additional Paid-in Capital $	Donated Capital $	Accumulated During the Exploration Stage $	Total Stockholders’ Equity (Deficit) $

Balances, May 28, 2004 (Date of inception)	-	-	-	-	-	-
Common stock issued for servicesto president	6,000,000	6,000	(5,500)	-	-	500
Return and cancellation of shares	(6,000,000)	(6,000)	6,000	-	-	-
Net loss	-	-	-	-	(500)	(500)
Balances, August 31, 2004	-	-	500	-	(500)	-
Common stock issued for cash	64,500,000	64,500	(17,750)	-	-	46,750
Return and cancellation of shares	(30,000,000)	(30,000)	30,000	-	-	-
Donated rent	-	-	-	3,000	-	3,000
Donated services	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	39,981
Common stock issued for cash	1,964,285	1,964	4,498,036	-	-	4,500,000
Donated rent	-	-	-	2,250	-	2,250
Donated services	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	(848,560)	(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	15,750	(864,829)	3,698,171
Common stock issued for cash	7,632,500	7,632	6,098,368	-	-	6,106,000
Net loss	-	-	-	-	(10,943,990)	(10,943,990)
Balances, August 31, 2007	44,096,785	44,096	10,609,154	15,750	(11,808,819)	(1,139,819)
Net loss	-	-	-	-	(66,651)	(66,651)
Balances, August 31, 2008	44,096,785	44,096	10,609,154	15,750	(11,875,470)	(1,206,470)
Common stock issued for cash	1,600,000	1,600	14,400	-	-	16,000
Common stock issued for settlement of debt	14,000,000	14,000	126,000	-	-	140,000
Shares to be issued	-	-	30,000	-	-	30,000
Net loss	-	-	-	-	(154,585)	(154,585)
Balances, August 31, 2009	59,696,785	59,696	10,779,554	15,750	(12,030,055)	(1,175,055)
Common stock issued for cash received in December 2008	4,000,000	4,000	6,000	-	-	10,000
Common stock issued for settlement of debt	3,350,000	3,350	30,150	-	-	33,500
Net loss	-	-	-	-	(213,860)	(213,860)
Balances, August 31, 2010	67,046,785	67,046	10,815,704	15,750	(12,243,915)	(1,345,415)
Common stock issued for settlement of accounts payable, accrued liabilities and debt (Notes 6 and 7)	12,303,123	12,303	602,853	-	-	615,156
Donated services (Note 4 (a))	-	-	-	31,617	-	31,617
Net loss	-	-	-	-	(299,498)	(299,498)
Balances, August 31, 2011	79,349,908	79,349	11,418,557	47,367	(12,543,413)	(998,140)
Donated services (Note 4(a))	-	-	-	15,260	-	15,260
Net loss	-	-	-	-	(21,693)	(21,693)
Balances, November 30, 2011	79,349,908	79,349	11,418,557	62,627	(12,565,106)	(1,004,573)

(The accompanying notes are an integral part of these Financial Statements)

Panex Resources Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2011
(Unaudited)

1.      Organization, Nature of Business, Going Concern and Management’s Plans:

The Company was incorporated in the State of Nevada on May 28, 2004. The Company is considered to be an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of mineral resources.

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception on May 28, 2004, the Company has not generated revenue and has incurred net losses. The Company incurred a net loss of $21,693 for the three months ended November 30, 2011, and a deficit accumulated during the exploration stage of $12,565,106 for the period May 28, 2004 (inception) through November 30, 2011. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of November 30, 2011, the Company had cash of $7,275. Management’s objective is to recapitalize the Company and seek new investment opportunities in the mineral sector.  Management believes that its worldwide industry contacts will make it possible to find and assess new projects. There is no assurance however that the Company will be able to consummate the contemplated capital raisings.  In the event that the Company is unsuccessful in raising additional capital in a timely manner, it will have a material adverse affect on the Company’s liquidity, financial condition and business prospects. The Company is in the process of finalizing plans to raise new capital of $2,400,000 within the next three to six months.  On February 22, June 3, August 26, October 18 and December 20, 2011, the Company filed Form S-1 and Form S-1/A (respectively) registration statements with the Securities and Exchange Commission.  The registration statement was declared effective January 11, 2012.

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
November 30, 2011
(Unaudited)

2.           Summary of Significant Accounting Policies (continued)

c)	Basic and Diluted Net Income (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no potential dilutive securities outstanding at November 30, 2011 or 2010.

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

As of November 30, 2011, the Company did not have any assets or liabilities that were measured at fair value on a recurring or non-recurring basis.

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

Page - 9

Panex Resources Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2011
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

The unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended August 31, 2011, which are included in the Company’s Annual Report on Form 10-K.

Page - 10

Panex Resources Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2011
(Unaudited)

2.           Summary of Significant Accounting Policies (continued)

l)      Recent Accounting Pronouncements

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

As of November 30, 2011, the loan advances equalled $6,100,000. Minanca is to undertake to grant a mortgage of all its assets to the Company as security against the loan advances noted above. Repayment of the loan advances rank in priority ahead of any dividend or distribution payments to shareholders of Minanca.

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

Through, and, subsequent to, November 30, 2011, no repayments have been made.  The loan was fully reserved for in the financial statements during the year ended August 31, 2007, however management continues to seek recovery of all or part of the loan.

On June 16, 2006, the Company paid $400,000 as per the terms of the agreement and provided a loan advance of $100,000 to Minanca.  Prior to August 31, 2007, the Company had recorded the $400,000 as deferred acquisition costs pending the final settlement of the agreement, however this amount was expensed to the income statement during the year ended August 31, 2007.

Page - 11

Panex Resources Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2011
(Unaudited)

4.           Related Party Transactions

a)	During the three months ended November 30, 2011, the Company recognized a total of $15,260 for donated services provided by the president of the Company.

b)
The Company incurred nil management fees during the three months ended November 30, 2011 ($14,591 for the period ended November 30, 2010) for services provided by the president of the Company. As of November 30, 2011, the Company has an accrued liability of $74,323 for management fees and travel expenses due to this related party.

c)
Included in professional fees during the three months ended November 30, 2011 are $11,772 ($14,869 for the three months ended November 30, 2010) of consulting fees for administration, office rent, accounting and company secretarial services provided by a company in which the president and a former director are directors and shareholders.  As of November 30, 2011, the Company has a liability of $200,607 for services provided under this agreement due to this related party.

d)
In August 2007, the Company received loan proceeds totalling $105,068 from companies in which the president and chief executive officer is a director and shareholder. Interest is charged at 8% simple interest, the loan is unsecured and has no stated maturity date. In May 2008 $67,193 was repaid including accrued interest. On December 20, 2010, principal of $46,892 and accrued interest of $15,751 was assigned to an unrelated third party (Note 7). As of November 30, 2011, there was $1,203 of accrued interest outstanding in relation to the loans.

5.      Mineral Properties

a)	DeBeira 1 Mineral Claim

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

The Company entered into an agreement with Goldplata Corporation Limited, Goldplata Resources Inc. and Goldplata Resources Sucursal Colombia (the “Goldplata Group”) dated May 6, 2006, whereby the Company was granted an option to acquire up to 70% interest in the Titiribi Gold/Copper project in Colombia, South America. The agreement allowed the Company to acquire an initial interest of 65% by sole funding $8 million in exploration expenditures within a 3 year period (the “Option Period”).  The Option Period commenced on June 9, 2006. After acquiring 65% interest, the Company had 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. The additional interest was to be acquired upon the earlier of completing a bankable feasibility study or spending a further $12 million, both within a period of no more than 3 years from the time of the election. The Company could not withdraw from the agreement after the start of the Option Period until it either incurred $1 million in exploration expenditures or paid $1 million to the Goldplata Group.  Through August 31, 2008, $2,830,000 of exploration expenditures have been paid by the Company and recorded as mineral property and exploration costs on the statement of operations.  No further payments were made and up to the date of this report.

On January 11, 2008 the Company entered into an agreement with Australian publicly traded company, Windy Knob Resources Limited (“Windy Knob”) to assign its interests in the Titiribi Gold/Copper Project for cash proceeds of $1 million being reimbursement of exploration expenditures and 3,250,000 shares of common stock in Windy Knob.

Page - 12

Panex Resources Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2011
(Unaudited)

5.      Mineral Properties (continued)

b)	Titiribi Gold/Copper Project (continued)

The terms of the agreement were as follows:

(i)	payment of $250,000 to the Goldplata Group on behalf of Panex Resources to satisfy outstanding cash call requirements (this was paid in January 2008);
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

b)      Peruvian Gold / Silver Projects

On July 5, 2006, the Company entered into agreements with the Goldplata Group to acquire an interest of up to 70% in the Condoroma and Suyckutambo Projects in Peru. The Company was granted an option to acquire up to 70% interest in each of these two projects on identical terms. The agreements allowed the Company to acquire an initial interest of 65% by sole funding $4 million in exploration expenditures within a 3 year period (the “Option Period”).  The Option Period commenced on August 4, 2006.  After acquiring 65%, the Company had 60 days to elect to sole fund further expenditures in order to acquire another 5%, giving it a total interest of 70%. The additional interest was to be acquired upon the earlier of completing a bankable feasibility study or spending a further $6 million, both within a period of no more than 3 years from the time of the election.  The Company could not withdraw from the agreement after the start of the Option Period until it either incurred $500,000 in exploration expenditures or paid $500,000 to the Goldplata Group.  Through August 31, 2008, $1,110,000 of exploration expenditures have been paid by the Company on the Condoroma and Suyckutambo Projects and recorded as mineral property and exploration costs on the statement of operations. No further payments were made up to the date of this report.

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

c)      Acandi Project

On October 19, 2006, the Company entered into a preliminary agreement in association with the Goldplata Group to earn an 80% interest in the Acandi copper / gold project in North East Colombia, near the Panama border, by sole funding exploration expenditures and making cash payments to the present beneficial holder of the project interest.  Through August 31, 2008, $525,000 of exploration expenditures have been paid by the Company. No further payments were made up to the date of this report.

In September 2007, the Company withdrew from the Acandi project and there are no residual rights or financial obligations.

Page - 13

Panex Resources Inc.
(An Exploration Stage Company)

Notes to the Financial Statements
November 30, 2011
(Unaudited)

6.	Loans and Borrowings

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

7.	Non-Cash Investing and Financing Activities

	For the Three Months Ended November 30, 2011 $	For the Three Months Ended November 30, 2010 $	Accumulated From May 28, 2004 (Date of Inception) to November 30, 2011 $
Issuance of common stock for settlement of debt (including accrued interest):

Related party	-	-	5,673
Non-related party	-	-	507,029

Issuance of common stock for settlement of accounts payable:

Related party	-	-	128,180
Non-related party	-	-	147,774

Cash paid to Goldplata on behalf of the Company (re note 5 (a))	-	-	790,000

Page - 14

Item 2.  Management’s Discussion and Analysis or Plan of Operation

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF PANEX RESOURCES INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Uncertainties Relating To Forward-Looking Statements

This Form 10-Q Quarterly Report for the three month period ended November 30, 2011 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Panex Resources Incorporated (Panex’s) capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Panex files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-Q Quarterly Report for the three month period ended November 30, 2011, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Since June 2006, Panex had its office at 30 Ledgar Road, Balcatta, Western Australia, 6021.  The telephone number at this office is 011-61-89-240-6717. Panex uses this office space under an arrangement whereby an entity related to the president of the Company provides office administration, accounting and corporate secretarial services to the Company for a fee based on time and hourly charge rates.  Panex maintains its statutory registered agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014.

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

Results of Operations

Panex has generated no operating revenues since its inception on May 28, 2004 through November 30, 2011.  For the three month period ended November 30, 2011, Panex had nil interest income, compared to $149 for the three month period ended November 30, 2010.

Total expenses for the three months ended November 30, 2011 were $21,693, compared to $86,712 for the three months ended November 30, 2010.

Page - 16

Expenses were lower in the three month period ended November 30, 2011 when compared to the three month period ended November 30, 2010, due to favourable foreign currency transaction gains on loans payable. In addition, professional fees and general and administrative costs were also lower as a result of decreased legal and consulting fees with reduced corporate filing requirements.

Liquidity and Capital Resources

The financial statements have been prepared assuming that we will continue as a going concern. Since our inception in May 2004, we have not generated revenue and have incurred net losses. We have a working capital deficit of $1,004,573 at November 30, 2011, incurred net losses of $21,693 and $86,563 for the three months ended November 30, 2011 and 2010 respectively, and have a deficit accumulated during the exploration stage of $12,565,106 for the period from May 28, 2004 (inception) through November 30, 2011.

Accordingly, we have not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund our operations. These conditions (as indicated in the 2011 audit report of our Independent Registered Public Accounting Firm), raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended November 30, 2011, Panex used cash of $11,206 in operating activities compared to $2,303 in the three months ended November 30, 2010. The increase in cash used in operating activities during the three months ended November 30, 2011 was due to increased legal and consulting fees as a result of completing several corporate filings. As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations. Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources to continue its operations.

During the three months ended November 30, 2011 and 2010, no cash was used to repay any debt and no financial liabilities were converted to common stock.

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

Page - 17

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Klaus Eckhof, Panex’s Chief Executive Officer and Susmit Shah, Panex’s Chief Financial Officer, have evaluated the effectiveness of Panex’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, Mr. Eckhof and Mr. Shah have concluded that, as of the Evaluation Date, Panex’s disclosure controls and procedures are not effective in alerting Panex on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act, for the reasons listed in Item 9A of the Company’s Form 10-K filing for the year ended August 31, 2011.

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

Page - 18

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
101 *
Financial statements from the quarterly report on Form 10-Q of Panex Resources Inc. for the quarter ended November 30, 2011, formatted in XBRL:  (ii) the Balance Sheets, (ii) the Statements of Operations; (iii) the Statements of Cash Flows, and (iv) the Statements of Stockholders’ Equity (Deficit).
Included
* In accordance with Rule 406T of Regulation S-T, the XBRL (“eXtensible Business Reporting Language”) related information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Page - 20

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Panex Resources Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PANEX RESOURCES INC.

Dated: January 13, 2012	By:	/s/ Klaus Eckhof
	Name:	Klaus Eckhof
	Title:	President and CEO
(Principal Executive Officer)

Dated: January 13, 2012	By:	/s/ Susmit Shah
	Name:	Susmit Shah
	Title:	CFO
(Principal Financial Officer)

Page - 21

Exhibit 31.1

Page - 22

PANEX RESOURCES INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Klaus Eckhof, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ended November 30, 2011 of Panex Resources Inc.;

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

Date:  January 13, 2012

/s/ Klaus Eckhof

Klaus Eckhof
Chief Executive Officer

Page - 23

Exhibit 31.2

Page - 24

PANEX RESOURCES INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Susmit Shah, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ended November 30, 2011 of Panex Resources Inc.;

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

Date:  January 13, 2012

/s/ Susmit Shah

Susmit Shah
Chief Financial Officer

Page - 25

Exhibit 32

Page - 26

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Panex Resources Inc. (the “Company”) on Form 10-Q for the period ended November 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Klaus Eckhof, President, Chief Executive Officer of the Company and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

 /s/ Klaus Eckhof

Klaus Eckhof
Chief Executive Officer
January 13, 2012

Page - 27

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Panex Resources Inc. (the “Company”) on Form 10-Q for the period ended November 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Susmit Shah, Chief Financial Officer, Treasurer, and Corporate Secretary of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

/s/ Susmit Shah

Susmit Shah
Chief Financial Officer
January 13, 2012

Page - 28