Form 10-Q
period 2012-02-29
Panex Resources Inc.
filed 2012-04-12
CIK 1345756

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 29, 2012 (UNAUDITED)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012

☒ QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________
Commission file number 000-51707

PANEX RESOURCES INC.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada
(State or other jurisdiction of incorporation or organization)
00-0000000
(I.R.S. Employer Identification No.)
Coresco AG, Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland
(Address of principal executive offices)
+41 7887 96966
(Issuer’s telephone number)
30 Ledgar Road, Balcatta, Western Australia, 6021
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
☒Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer ☐  Accelerated filer  ☐  Non-accelerated filer ☐  Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 9, 2012
Common Stock - $0.001 par value	87,827,461

Page - 1

Page - 2

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BALANCE SHEETS

PANEX RESOURCES INC.
(An exploration stage enterprise)	As at	As at
Balance Sheets	February 29	August 31
	2012 (Unaudited)	2011
(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Cash	168,638	19,357
Total current assets	168,638	19,357
Total assets (all current)	168,638	19,357

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	330,755	100,211
Accounts payable and accrued expenses – related parties	168,024	282,937
Accrued liabilities, other	34,514	35,476
Loans and borrowings	570,426	598,873
Total current liabilities	1,103,719	1,017,497

Stockholders’ Equity (Deficiency)
Common stock
Authorized: 500,000,000 (2010: 500,000,000) common shares with par value of $0.001 each
Issued and outstanding: 87,827,461 (2011: 79,349,908) common shares	87,827	79,349
Advances for stock subscriptions	162,000	-
Additional paid-in capital	11,579,630	11,418,557
Donated capital	77,627	47,367
Accumulated deficit during the exploration stage	(12,842,165)	(12,543,413)
Stockholder’ equity (deficiency)	(935,081)	(998,140)
Total liabilities and stockholders’ equity (deficiency)	168,638	19,357

The accompanying notes are an integral part of these financial statements.

Page - 3

STATEMENTS OF OPERATIONS

PANEX RESOURCES INC.	Cumulative	For the	For the	For the	For the
(An exploration stage enterprise)	May 28, 2004	Three Months	Three Months	Six Months	Six Months
Statements of Operations	(inception)	Ended	Ended	Ended	Ended
	to February 29	February 29	February 28	February 29	February 28
(Unaudited)	2012	2012	2011	2012	2011
(Expressed in U.S. Dollars)	$	$	$	$	$

Operating Expenses
Donated rent	5,250	-	-	-	-
Donated services	72,377	15,000	-	30,260	-
General and administrative	93,799	637	6,665	953	8,476
Foreign currency transaction loss (gain)	101,582	8,465	15,437	(15,058)	43,506
Mineral property and exploration costs	4,739,777	-	-	-	-
Management fees	677,087	-	9,911	-	24,502
Professional fees	1,294,928	241,772	37,028	261,044	61,897
Travel costs	335,415	-	-	-	-
Write-off deferred acquisition cost	400,000	-	-	-	-
Provision against Minanca loan	6,100,000	-	-	-	-
	13,820,215	265,874	69,041	277,199	138,381
Other income (expense)
Interest income	32,281	-	151	-	300
Interest expense	(304,277)	(11,185)	(11,718)	(21,553)	(29,090)
Loss on sale of investment	(126,182)	-	-	-	-
Gain on sale of mineral property right	1,376,228	-	-	-	-
	978,050	(11,185)	(11,567)	(21,553)	(28,790)
Net Loss	(12,842,165)	(277,059)	(80,608)	(298,752)	(167,171)

Net Loss Per Share – Basic and Diluted		*	*	*	*
Weighted Average Shares Outstanding		79,908,868	76,615,881	79,584,095	69,406,288

* amount is less than $0.01 per share
The accompanying notes are an integral part of these financial statements.

Page - 4

STATEMENTS OF CASH FLOWS

PANEX RESOURCES INC.	Cumulative	For the	For the
(An exploration stage enterprise)	May 28, 2004	Six Months	Six Months
Statements of Cash Flows	(inception)	Ended	Ended
	to February 29	February 29	February 28
(Unaudited)	2012	2012	2011
(Expressed in U.S. Dollars)	$	$	$
Cash Flows From Operating Activities
Net loss	(12,842,165)	(298,752)	(167,171)
Adjustments to reconcile net loss to cash used in operating activities			-
Foreign currency transaction loss (gain)	101,582	(15,058)	43,506
Gain on sale of mineral property rights	(586,228)	-	-
Loss on sale of investment	126,181	-	-
Donated services and expenses	77,627	30,260	-
Expenses paid by issue of common stock	500	-	-
Write-off deferred acquisition costs	400,000	-	-
Provision against Minanca loan	6,100,000	-	-
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities	853,741	343,684	25,373
Increase (decrease) in amounts due to related parties	298,540	(71,977)	56,718
Net Cash Used in Operating Activities	(5,470,222)	(11,843)	(41,574)
Cash Flows From Investing Activities
Cash received from sale of investment	250,047	-	-
Cash received from sale of mineral property rights	210,000	-	-
Deferred acquisition costs	(400,000)	-	-
Loan advances	(7,100,000)	-	-
Repayment of loan advance	1,000,000	-	-
Net Cash Used in Investing Activities	(6,039,953)	-	-
Cash Flows From Financing Activities
Loan from related parties	594,313	-	-
Loan repaid to related parties	(576,483)	-	-
Loan from unrelated third parties	790,000	-	50,000
Deposits received for common shares to be issued	202,000	162,000	-
Common shares issued for cash	10,668,750	-	-
Net Cash Provided by Financing Activities	11,678,580	162,000	50,000
Effect of Exchange Rates on Cash	233	(876)	2,452
Increase in Cash	168,638	149,281	10,878
Cash at Beginning of Period	-	19,357	29,178
Cash at End of Period	168,638	168,638	40,056

The accompanying notes are an integral part of these financial statements.

Page - 5

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

PANEX RESOURCES INC.
(An exploration stage enterprise)
Statements of Stockholder’s Equity (Deficiency) and Comprehensive Income (Loss)
May 28, 2004 (inception) to February 29, 2012
(Expressed in U.S. Dollars)
	Common Stock Shares Amount # $		Additional paid-in capital $	Donated Capital $	Accumulated (deficit) during exploration stage $	Advances for Stock Subscriptions $	Total stockholders' equity (deficiency) $
Balances, May 28, 2004 (Date of inception)
Common stock issued for services to president	6,000,000	6,000	(5,500)	-	-	-	500
Return and cancellation of shares	(6,000,000)	(6,000)	6,000	-	-	-	-
Net loss					(500)		(500)
Balances, August 31, 2004	-	-	500	-	(500)	-	-
Common stock issued for cash	64,500,000	64,500	(17,750)	-	-	-	46,750
Return and cancellation of shares	(30,000,000)	(30,000)	30,000	-	-	-	-
Donated rent	-	-	-	3,000	-	-	3,000
Donated services	-	-	-	6,000	-	-	6,000
Net loss					(15,769)		(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	-	39,981
Common stock issued for cash	1,964,285	1,964	4,498,036	-	-	-	4,500,000
Donated rent	-	-	-	2,250	-	-	2,250
Donated services	-	-	-	4,500	-	-	4,500
Net loss					(848,560)		(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	15,750	(864,829)	-	3,698,171
Common stock issued for cash	7,632,500	7,632	6,098,368			-	6,106,000
Net loss					(10,943,990)		(10,943,990)
Balances, August 31, 2007	44,096,785	44,096	10,609,154	15,750	(11,808,819)	-	(1,139,819)
Net loss					(66,651)		(66,651)
Balances, August 31, 2008	44,096,785	44,096	10,609,154	15,750	(11,875,470)	-	(1,206,470)
Common stock issued for cash	1,600,000	1,600	14,400			-	16,000
Common stock issued for settlement of debt	14,000,000	14,000	126,000			-	140,000
Shares to be issued	-	-	30,000			-	30,000
Net loss					(154,585)		(154,585)
Balances, August 31, 2009	59,696,785	59,696	10,779,554	15,750	(12,030,055)	-	(1,175,055)
Common stock issued for cash received in December 2008	4,000,000	4,000	6,000	-	-	-	10,000
Common stock issued for settlement of debt	3,350,000	3,350	30,150	-	-	-	33,500
Net loss					(213,860)		(213,860)
Balances, August 31, 2010	67,046,785	67,046	10,815,704	15,750	(12,243,915)	-	(1,345,415)
Common stock issued for settlement of accounts payable, accrued liabilities and debt (Notes 6 and 7)	12,303,123	12,303	602,853	-	-	-	615,156
Donated services (Note 4 (a))	-	-	-	31,617	-	-	31,617
Net loss					(299,498)		(299,498)
Balances, August 31, 2011	79,349,908	79,349	11,418,557	47,367	(12,543,413)	-	(998,140)
Donated services (Note 4 (a))	-	-	-	30,260	-	-	30,260
Issuance of common stock for settlement of debt and accounts payable in February 2012	8,477,553	8,478	161,073	-	-	-	169,551
Advance for stock subscriptions	-	-	-	-	-	162,000	162,000
Net loss					(298,752)	-	(298,752)
Balances, February 29, 2012	87,827,461	87,827	11,579,630	77,627	(12,842,165)	162,000	(935,081)

The accompanying notes are an integral part of these financial statements.

Page - 6

NOTES TO FINANCIAL STATEMENTS

1.	Organization, Nature of Business, Going Concern and Management’s Plans

Panex Resources Inc. (‘Panex” or the “Company”) was incorporated in the State of Nevada on May 28, 2004. The Company is considered to be an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of mineral resources.

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Since its inception on May 28, 2004, the Company has not generated revenue and has incurred net losses.  The Company incurred a net loss of $298,752 for the six months ended February 29, 2012, and a deficit accumulated during the exploration stage of $12,842,165 for the period May 28, 2004 (inception) through February 29, 2012. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of February 29, 2012, the Company had cash of $168,638.

During the next 12 months, management’s objective is to recapitalize Panex, raise new capital and seek new investment opportunities in the mineral sector.  Management believes that its worldwide industry contacts will make it possible to identify and assess new projects for acquisition purposes.

Panex is seeking a viable business opportunity through acquisition, merger or other suitable business combination method, with a focus on undervalued mineral properties for eventual acquisition.  Panex intends to concentrate its acquisition efforts on mineral properties or mineral exploration businesses that management believes to be undervalued or that management believes may realize a substantial benefit from being publicly owned. Panex will continue to identify and assess undervalued mineral properties when capital raisings are completed.  A small number of mineral properties are presently being reviewed, but it is too early to say whether they may be considered appropriate for acquisition. The Company is in the process of finalizing plans to raise new capital of a maximum of $2,400,000 whereby Panex is offering up to 30,000,000 shares of common stock on a self-underwritten basis.  A Prospectus on Form 424B4 was filed on February 17, 2012 with the Securities and Exchange Commission.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.	Summary of Significant Accounting Policies

a.	Basis of Preparation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year-end is August 31.  Certain reclassifications to the 2011 balance sheet have been made to conform with 2012 presentation, none of which had any effect on cash flows from operating, investing and financing activities or total assets, total liabilities and stockholders’ equity (deficiency).

b.	Use of Estimates

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

Page - 7

2. Summary of Significant Accounting Policies (Continued)

c.	Basic and Diluted Net Income (Loss) Per Share

Basic earnings per share (EPS) calculations are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no potential dilutive securities outstanding at February 29, 2012 or February 28, 2011.

d.	Cash

Cash includes deposits in banks which are unrestricted as to withdrawal or use.

e.	Mineral Property and Exploration Costs

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

f.	Deferred Acquisition Costs

The Company capitalizes deposits paid during the acquisition of equity interests as deferred acquisition costs.  Deferred acquisition costs are recorded at cost and are included in the purchase price of the equity interest once the acquisition has been consummated.

g.	Fair Value Measurements

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

As of February 29, 2012, the Company did not have any assets or liabilities that were measured at fair value on a recurring or non-recurring basis.

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

Financial instruments, which include cash, accounts payable, and loans and borrowings, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The financial risk to the Company’s operations that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Page - 8

2. Summary of Significant Accounting Policies (Continued)

h.	Income Taxes

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

i.	Foreign Currency Translation and Transactions

The Company’s functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated into the United States dollar using the exchange rate prevailing at the balance sheet date.   Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.

j.	Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist of cash.  The Company’s cash is in demand deposit accounts placed with federally insured financial institutions in Canada.

k.	Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

The unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended August 31, 2011, which are included in the Company’s Annual Report on Form 10-K.

l.	Recent Accounting Pronouncements

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

Page - 9

3.	Deferred Acquisition Costs and Loan Advances and Financing Activities

Deferred Acquisition Costs and Loan Advances:

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

As of February 29, 2012, the loan advances equalled $6,100,000. Minanca is to undertake to grant a mortgage of all its assets to the Company as security against the loan advances noted above. Repayment of the loan advances rank in priority ahead of any dividend or distribution payments to shareholders of Minanca.

On December 9, 2007, the Company entered into an agreement with Emco to cancel the acquisition by Panex of an 80% interest in Minanca. As a consequence, neither party has any further rights or obligations to each other, except that Minanca remains indebted to Panex for an amount of $6,100,000 which it had agreed to repay as follows:

i.	payment of US$250,000 to Panex by close of business on December 14, 2007;
ii.	payment of US$1,750,000 to Panex within 21 days of the execution of the agreement; and
iii.
payment of the remainder of the loan balance in accordance with the provisions of the June 2006 agreement (which provided for loan repayment from cash surpluses from the sale of mineral products) or as otherwise agreed between the parties.

Through, and, subsequent to, February 29, 2012, no repayments have been made.  The loan was fully reserved for in the financial statements during the year ended August 31, 2007, however management continues to seek recovery of all or part of the loan.

On June 16, 2006, the Company paid $400,000 as per the terms of the agreement and provided a loan advance of $100,000 to Minanca.  Prior to August 31, 2007, the Company had recorded the $400,000 as deferred acquisition costs pending the final settlement of the agreement, however this amount was expensed to the income statement during the year ended August 31, 2007.

Financing Activities:

On February 24, 2012, the Company entered into debt settlement agreements with creditors and related parties in consideration for the issuance of the Company’s common stock, par value $0.001, at a per share price of $0.02 per share.  As a result, the Company will no longer be indebted as further set forth in the debt settlement agreements as follows:

Ross Doyle, a related party for $ 39,551, for a total of 1,977,553 shares at a price of $0.02 per share.

Werte AG, a creditor, for $ 80,000, for a total of 4,000,000 shares at a price of $0.02 per share.

Lars Pearl, a creditor, for $ 50,000, for a total of 2,500,000 shares at a price of $0.02 per share.

During the period, the Company also received cash of $162,000 from a private placement of 2,025,000 shares of common stock shares at $0.08 per share.  The common stock has not yet been issued.

Page - 10

4.	Related Party Transactions

a.	During the three and six months ended February 29, 2012, the Company recognized a total of $15,000 and $30,260 respectively for donated services provided by the president of the Company.

b.
The Company incurred nil management fees during the three and six months ended February 29, 2012 (prior periods: $9,911 and $24,502, respectively) for services provided by the president of the Company.  As of February 29, 2012, the Company has an accrued liability of $76,044 for management fees and travel expenses due to this related party.

c.
Included in professional fees during the three and six months ended February 29, 2012 is $39,551 (prior period: $0) paid to the Chief Financial Officer (CFO) for consulting, administration, travel expenses and fund raising activities.  This amount has been settled for issuance of 1,977,553 shares of commons stock (Note 3).

d.
In August 2007, the Company received loan proceeds totaling $105,068 from companies in which the president/chief executive officer is a director and shareholder.  Interest is charged at 8% simple interest, the loan is unsecured and has no stated maturity date.  In May 2008 $67,193 was repaid including accrued interest.  On December 20, 2010, principal of $46,892 and accrued interest of $15,751 was assigned to an unrelated third party (Note 6).  As of February 29, 2012, there was $1,228 of accrued interest outstanding in relation to the loans.

e.
Included in professional fees during the three and six months ended February 29, 2012, $91,980 in consulting fees were recognized for services performed by Coresco AG.  The President and CFO exert significant influence over this company.  The fees are in relation to preliminary work performed for fund raising activities.

5.	Mineral Properties

a.	DeBeira 1 Mineral Claim

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

Page - 11

5. Mineral Properties (Continued)

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

c.	Peruvian Gold / Silver Projects

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

In September 2007, the Company decided to withdraw from the Condoroma and Suyckutambo Projects as it became apparent that the Company and the permit holders, the Goldplata Group, had different philosophies about how the projects should be further explored and developed.  De Beira favored a measured approach, with a focus on further exploration to maximize the resource potential whereas the Goldplata Group favored a short term development and production strategy.

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

Page - 12

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

In January 2011, the Company received loan proceeds of $50,000, from an unrelated third party. This loan is unsecured, has no stated interest rate.  This amount was settled for issuance of 2,500,000 shares of commons stock in February 2012 (Note 3).

Page - 13

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF PANEX RESOURCES INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Uncertainties Relating To Forward-Looking Statements

This Form 10-Q Quarterly Report for the six month period ended February 29, 2012 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Panex Resources Incorporated capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Panex files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-Q Quarterly Report for the six month period ended February 29, 2012, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

The Company conducts principal and technical activities from Coresco AG, Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland.  The telephone number is (+41) 7887-96966.  These offices are provided to the Company on a month to month basis.  The Company believes these offices are adequate for the business requirements during the next 12 months.  The Company does not own any real property.  Panex maintains its statutory registered agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014.

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

Page - 14

Panex has an authorized capital of 500,000,000 shares of common stock with a par value of $0.001 per share with 87,827,461 shares of common stock currently issued and outstanding.  On August 30, 2010, the authorized capital was increased from 75,000,000 shares of common stock to 500,000,000 shares of common stock.

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

Panex is seeking a viable business opportunity through acquisition, merger or other suitable business combination method, with a focus on undervalued mineral properties for eventual acquisition.  Panex intends to concentrate its acquisition efforts on mineral properties or mineral exploration businesses that management believes to be undervalued or that management believes may realize a substantial benefit from being publicly owned. Panex will continue to identify and assess undervalued mineral properties when capital raisings are completed.  A small number of mineral properties are presently being reviewed, but it is too early to say whether they may be considered appropriate for acquisition. The Company is in the process of finalizing plans to raise new capital of a maximum of $2,400,000 whereby Panex is offering up to 30,000,000 shares of common stock on a self underwritten basis.  Refer to Form 424B4 filed on February 17, 2012 with the SEC.

The offering price is $0.08 per share and the maximum amount to be raised is $2,400,000.  Panex intends to offer up to a maximum of 30,000,000 shares through its president and sole director to investors, outside the United States.  There will be no underwriter or broker/dealer involved in the transaction and there will be no commissions paid to any individuals from the proceeds of this sale.  Klaus Eckhof, the president and sole director of Panex, intends to sell the shares directly.  The intended methods of communication include, without limitations, telephone and personal contact.

The offering by Panex is being conducted on a best efforts basis.   There is no minimum number of shares required to be sold by Panex.   All proceeds from the sale of these shares will be delivered directly to Panex and will not be deposited in any escrow account.  If the entire 30,000,000 shares of common stock are sold, Panex will receive gross proceeds of $2,400,000 before expenses of approximately $46,000.  Panex plans to complete or terminate this offering by that date not exceeding 180 days following the effective date of this registration.  No assurance can be given on the number of shares Panex will sell or even if Panex will be able to sell any shares.

In addition, this prospectus relates to the resale of up to 38,240,623 shares of common stock by selling stockholders.  The selling stockholders will sell their shares at a price range between $0.09 to $0.15 until Panex’s shares of common stock are quoted on a national securities or a quotation system, such as the OTCBB, and, thereafter, at prevailing market prices or privately negotiated prices.  The selling stockholders will offer their shares for sale for a period not to exceed 180 days following the effective date of this registration statement.  Panex will not receive any proceeds from the sale of the shares of common stock by the selling stockholders.  However, Panex will pay for the expenses of this offering and the selling stockholders’ offering, except for any selling stockholder’s legal or accounting costs or commissions.

This investment involves a high degree of risk.  See “Risk Factors” beginning on page 8 of Form 424B4 filed on February 17, 2012 with the SEC.

Results of Operations

Panex has generated no operating revenues since its inception on May 28, 2004 through February 29, 2012.

Page - 15

For the three and six month periods ended February 29, 2012, Panex had net interest expense of $11,185 and $21,553 respectively, compared to $11,567 and $28,790 for the three and six month periods ended February 28, 2011.  Total expenses for the three and six months ended February 29, 2012 were $265,874 and $277,199, respectively, compared to $69,041 and $138,381 for the three and six months ended February 28, 2011.  Expenses were higher in the three and six month periods ended February 29, 2012 than the three and six month periods ended February 28, 2011 due to renewed activities to recapitalize the Company and seek new investment opportunities.

Liquidity and Capital Resources

The financial statements have been prepared assuming that we will continue as a going concern. Since our inception in May 2004, we have not generated revenue and have incurred net losses.  We have a working capital deficit of $935,081 at February 29, 2012, incurred net losses of $298,752 and $167,171 for the six months ended February 29, 2012 and 2011 respectively, and have a deficit accumulated during the exploration stage of $12,842,165 for the period from May 28, 2004 (inception) through February 29, 2012.

Accordingly, we have not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund our operations. These conditions (as indicated in the 2011 audit report of our Independent Registered Public Accounting Firm), raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended February 29, 2012, Panex used cash of $11,843 in operating activities compared to $41,574 in the six months ended February 29, 2011.  There has been a slight decrease in cash used in operating activities during the six months ended February 29, 2012.  The company intends to conserve cash reserves to the greatest extent possible and use the cash for investment opportunities.  As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations.  Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources to continue its operations.

During the six months ended February 29, 2012 and 2011 respectively, no cash was used to repay any debt.  On February 24, 2012 financial liabilities were converted to common stock via the entry into debt settlement agreements with creditors and related parties in consideration for the issue of the Company’s common stock, par value $0.001, at a per share price of $0.02 per share, with the result that the Company will no longer be indebted as further set forth in the Settlement Agreements as follows:

 - Ross Doyle, a related party for $ 39,551.06 USD, for a total of 1,977,553 shares at a price of $0.02 per share.
 - Werte AG, a creditor, for $ 80,000 USD, for a total of 4,000,000 shares at a price of $0.02 per share.
 - Lars Pearl, a creditor, for $ 50,000.00 USD, for a total of 2,500,000 shares at a price of $0.02 per share.

These debt settlement agreements have been authorised by the Company and when share certificates are issued they will be entered into the Company register.

Furthermore during the period, the Company received cash of $162,000 from a private placement of 2,025,000 shares of common stock at $0.08 per share.  The common stock has not been issued and when accepted by the Company they will be entered into the Company register.

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

Page - 16

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Panex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Klaus Eckhof, Panex’s Chief Executive Officer and Ross Doyle, Panex’s Chief Financial Officer, have evaluated the effectiveness of Panex’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, Mr Eckhof and Mr Doyle have concluded that, as of the Evaluation Date, Panex’s disclosure controls and procedures are not effective in alerting Panex on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act, for the reasons listed in Item 9A of the Company’s Form 10-K filing for the year ended August 31, 2011.

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

Page - 17

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Panex is not a party to any pending legal proceedings and, to the best of Panex’s knowledge, none of Panex’s assets are the subject of any pending legal proceedings.

ITEM 1A – RISK FACTORS

Panex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter of the fiscal year covered by this report, (i) Panex did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Panex did sell the following unregistered equity securities:

February 24, 2012 - Shares For Debt Offering

On February 24, 2012, the board of directors approved the settlement of debt for shares at a settlement price of $0.02 per restricted share.   Panex settled $169,551 in debt in this closing, and on February 24, 2012 issued an aggregate 8,477,553 restricted shares of common stock to three non-US creditors outside the United States.

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

Also on January 11, 2012, the Securities and Exchange Commission declared Panex’s Form S-1 Registration Statement effective, file number 333-172375, permitting Panex to offer up to 30,000,000 shares of common stock at $0.08 per share.  The offering is being conducted on a best efforts basis and there is no underwriter involved in this public offering.  Panex has not yet received any subscription agreements nor received any proceeds from the offering.  Panex intends on applying the proceeds to ongoing operations, paying accounts payable, paying for offering expenses, assessing and evaluating possible new mineral project opportunities, and, subject to acquiring any such new projects, funding the exploration on such projects.  The offering period for the public offering expires on July 9, 2012.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Panex.  Also, during this quarter, no material arrearage in the payment of dividends has occurred.

ITEM 4 – MINING SAFETY DISCLOSURES

There are no current mining activities at the date of this report.

ITEM 5 – OTHER INFORMATION

During the quarter of the fiscal year covered by this report, Panex reported all information that was required to be disclosed in a report on Form 8-K.

Page - 18

ITEM 6 – EXHIBITS

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
Filed
10.8
Services Agreement dated March 14, 2012 between Panex Resources Inc. and Coresco AG, filed as an Exhibit to Panex’s Form 8-K (Current Report) filed on April 11, 2012 and incorporated herein by reference.
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
101 *
Financial statements from the quarterly report on Form 10-Q of Panex Resources Inc. for the quarter ended February 29, 2012, formatted in XBRL:  (ii) the Balance Sheets, (ii) the Statements of Operations; (iii) the Statements of Cash Flows, and (iv) the Statements of Stockholders’ Equity (Deficit).
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

PANEX RESOURCES INC.
/s/ Klaus Eckhof
Name: Klaus Eckhof
Title: President and CEO
Principal Executive Officer
Dated:    April 12, 2012

/s/ Ross Doyle
Name: Ross Doyle
Title: CFO
Principal Financial Officer
Dated:    April 12, 2012

Page - 20

Exhibit 31.1

Page - 21

PANEX RESOURCES INC. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Klaus Eckhof, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ended February 29, 2012 of Panex Resources Inc.;

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

 /s/ Klaus Eckhof

Klaus Eckhof

Chief Executive Officer

Date:  April 12, 2012

Page - 22

Exhibit 31.2

Page - 23

PANEX RESOURCES INC. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Ross Doyle, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ended February 29, 2012 of Panex Resources Inc.;

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

/s/ Ross Doyle

Ross Doyle

Chief Financial Officer

Date:  April 12, 2012

Page - 24

Exhibit 32

Page - 25

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Panex Resources Inc. (the “Company”) on Form 10-Q for the period ended February 29, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Klaus Eckhof, President, Chief Executive Officer of the Company and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

 /s/ Klaus Eckhof

Klaus Eckhof

Chief Executive Officer

April 12, 2012

Page - 26

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Panex Resources Inc. (the “Company”) on Form 10-Q for the period ended February 29, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ross Doyle, Chief Financial Officer, Treasurer, and Corporate Secretary of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

/s/ Ross Doyle

Ross Doyle

Chief Financial Officer

April 12, 2012

Page - 27