Form 10-Q
period 2012-05-31
Panex Resources Inc.
filed 2012-07-13
CIK 1345756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2012

☒ QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
-
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
☒Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer ☐  Accelerated filer  ☐  Non-accelerated filer ☐  Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 13, 2012
Common Stock – $0.001 par value	103,261,507

Page - 1

Page - 2

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BALANCE SHEETS

PANEX RESOURCES INC.
(An exploration stage enterprise)	As at	As at
Balance Sheets	May 31	August 31
	2012 (Unaudited)	2011
(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Cash	274,234	19,357
Total current assets	274,234	19,357
Total assets (all current)	274,234	19,357

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	346,556	100,211
Accounts payable and accrued expenses – related parties (Note 4(b))	74,620	282,937
Accrued liabilities, other	-	35,476
Loans and borrowings	-	598,873
Total current liabilities	421,176	1,017,497

Stockholders’ Equity (Deficiency)
Common stock
Authorized: 500,000,000 (2010: 500,000,000) common shares with par value of $0.001 each
Issued and outstanding: 103,261,507 (2011: 79,349,908) common shares	103,261	79,349
Additional paid-in capital	12,798,943	11,418,557
Donated capital	77,627	47,367
Accumulated deficit during the exploration stage	(13,126,773)	(12,543,413)
Stockholder’ equity (deficiency)	(146,942)	(998,140)
Total liabilities and stockholders’ equity (deficiency)	274,234	19,357

The accompanying notes are an integral part of these financial statements.

Page - 3

STATEMENTS OF OPERATIONS

PANEX RESOURCES INC.	Cumulative	For the	For the	For the	For the
(An exploration stage enterprise)	May 28, 2004	Three Months	Three Months	Nine Months	Nine Months
Statements of Operations	(inception)	Ended	Ended	Ended	Ended
	to May 31	May 31	May 31	May 31	May 31
(Unaudited)	2012	2012	2011	2012	2011
(Expressed in U.S. Dollars)	$	$	$	$	$

Operating Expenses
Donated rent	5,250	-	-	-	-
Donated services	72,377	-	15,683	30,260	15,683
General and administrative	397,033	303,234	362	304,187	8,838
Foreign currency transaction loss (gain)	102,652	1,070	16,259	(13,988)	59,765
Mineral property and exploration costs	4,739,777	-	-	-	-
Management fees	674,513	(2,574)	-	(2,574)	24,502
Professional fees	1,288,168	(6,760)	22,766	254,284	84,663
Travel costs	335,415	-	-	-	-
Write-off deferred acquisition cost	400,000	-	-	-	-
Provision against Minanca loan	6,100,000	-	-	-	-
	14,115,185	294,970	55,070	572,169	193,451
Other income (expense)
Interest income and other	42,707	10,426	162	10,426	462
Interest expense	(304,341)	(64)	(10,482)	(21,617)	(39,572)
Loss on sale of investment	(126,182)	-	-	-	-
Gain on sale of mineral property right	1,376,228	-	-	-	-
	988,412	10,362	(10,320)	(11,191)	(39,110)
Net Loss	(13,126,773)	(284,608)	(65,390)	(583,360)	(232,561)

Net Loss Per Share – Basic and Diluted		*	*	$(0.01)	*
Weighted Average Shares Outstanding		97,434,323	79,349,908	85,607,687	72,507,349

* Amount is less than $0.01 per share
The accompanying notes are an integral part of these financial statements.

Page - 4

STATEMENTS OF CASH FLOWS

PANEX RESOURCES INC.	Cumulative	For the	For the
(An exploration stage enterprise)	May 28, 2004	Nine Months	Nine Months
Statements of Cash Flows	(inception)	Ended	Ended
	to May 31	May 31	May 31
(Unaudited)	2012	2012	2011
(Expressed in U.S. Dollars)	$	$	$
Cash Flows From Operating Activities
Net loss	(13,126,773)	(583,360)	(232,561)
Adjustments to reconcile net loss to cash used in operating activities
Foreign currency transaction loss (gain)	102,652	(13,988)	59,765
Gain on sale of mineral property rights	(586,228)	-	-
Loss on sale of investment	126,181	-	-
Gain on extinguishment of debt	(10,426)	(10,426)	-
Donated services and expenses	77,627	30,260	15,683
Expenses paid by issue of common stock	500	-	-
Write-off deferred acquisition costs	400,000	-	-
Provision against Minanca loan	6,100,000	-	-
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities	1,090,784	580,727	28,466
Increase (decrease) in amounts due to related parties	205,136	(165,381)	72,963
Net Cash Used in Operating Activities	(5,620,547)	(162,168)	(55,684)
Cash Flows From Investing Activities
Cash received from sale of investment	250,047	-	-
Cash received from sale of mineral property rights	210,000	-	-
Deferred acquisition costs	(400,000)	-	-
Loan advances	(7,100,000)	-	-
Repayment of loan advance	1,000,000	-	-
Net Cash Used in Investing Activities	(6,039,953)	-	-
Cash Flows From Financing Activities
Loan from related parties	594,313	-	-
Loan repaid to related parties	(576,483)	-	-
Loan from (repaid to) unrelated third parties	230,000	(560,000)	50,000
Deposits received for common shares to be issued	40,000	-	-
Common shares issued for cash	11,647,739	978,989	-
Net Cash Provided by Financing Activities	11,935,569	418,989	50,000
Effect of Exchange Rates on Cash	(835)	(1,944)	3,526
Increase (decrease) in Cash	274,234	254,877	(2,158)
Cash at Beginning of Period	-	19,357	29,178
Cash at End of Period	274,234	274,234	27,020

The accompanying notes are an integral part of these financial statements.

Page - 5

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

PANEX RESOURCES INC.
(An exploration stage enterprise)
Statements of Stockholder’s Equity (Deficiency) and Comprehensive Income (Loss)
May 28, 2004 (inception) to May 31, 2012
(Expressed in U.S. Dollars)
	Common Stock Shares Amount # $		Additional paid-in capital $	Donated Capital $	Accumulated (deficit) during exploration stage $	Total stockholders' equity (deficiency) $
Balances, May 28, 2004 (Date of inception)
Common stock issued for services to president	6,000,000	6,000	(5,500)	-	-	500
Return and cancellation of shares	(6,000,000)	(6,000)	6,000	-	-	-
Net loss					(500)	(500)
Balances, August 31, 2004	-	-	500	-	(500)	-
Common stock issued for cash	64,500,000	64,500	(17,750)	-	-	46,750
Return and cancellation of shares	(30,000,000)	(30,000)	30,000	-	-	-
Donated rent	-	-	-	3,000	-	3,000
Donated services	-	-	-	6,000	-	6,000
Net loss					(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	39,981
Common stock issued for cash	1,964,285	1,964	4,498,036	-	-	4,500,000
Donated rent	-	-	-	2,250	-	2,250
Donated services	-	-	-	4,500	-	4,500
Net loss					(848,560)	(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	15,750	(864,829)	3,698,171
Common stock issued for cash	7,632,500	7,632	6,098,368			6,106,000
Net loss					(10,943,990)	(10,943,990)
Balances, August 31, 2007	44,096,785	44,096	10,609,154	15,750	(11,808,819)	(1,139,819)
Net loss					(66,651)	(66,651)
Balances, August 31, 2008	44,096,785	44,096	10,609,154	15,750	(11,875,470)	(1,206,470)
Common stock issued for cash	1,600,000	1,600	14,400			16,000
Common stock issued for settlement of debt	14,000,000	14,000	126,000			140,000
Shares to be issued	-	-	30,000			30,000
Net loss					(154,585)	(154,585)
Balances, August 31, 2009	59,696,785	59,696	10,779,554	15,750	(12,030,055)	(1,175,055)
Common stock issued for cash received in December 2008	4,000,000	4,000	6,000	-	-	10,000
Common stock issued for settlement of debt	3,350,000	3,350	30,150	-	-	33,500
Net loss					(213,860)	(213,860)
Balances, August 31, 2010	67,046,785	67,046	10,815,704	15,750	(12,243,915)	(1,345,415)
Common stock issued for settlement of accounts payable, accrued liabilities and debt (Notes 6 and 7)	12,303,123	12,303	602,853	-	-	615,156
Donated services (Note 4 (a))	-	-	-	31,617	-	31,617
Net loss					(299,498)	(299,498)
Balances, August 31, 2011	79,349,908	79,349	11,418,557	47,367	(12,543,413)	(998,140)
Donated services (Note 4 (a))	-	-	-	30,260	-	30,260
Issuance of common stock for settlement of debt and accounts payable in February 2012 (Note 3)	8,477,553	8,478	161,073	-	-	169,551
Common stock issued for cash at $0.08 per share (Note 3)	12,237,075	12,237	966,752	-	-	978,989
Common stock issued for settlement of debt and accounts payable in March 2012 (Note 3)	3,196,971	3,197	252,561	-	-	255,758
Net loss					(583,360)	(583,360)
Balances, May 31, 2012	103,261,507	103,261	12,798,943	77,627	(13,126,773)	(146,942)

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

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Since its inception on May 28, 2004, the Company has not generated revenue and has incurred net losses.  The Company incurred a net loss of $583,360 for the nine months ended May 31, 2012, and a deficit accumulated during the exploration stage of $13,126,773 for the period May 28, 2004 (inception) through May 31, 2012.  Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has no mineral property interests as of the date of this report.  Certain mineral property interests are presently being considered, however it is too early to determine whether they may be considered appropriate for acquisition.

As of May 31, 2012, the Company had cash of $274,234.

During the next 12 months, management’s objective is to recapitalize Panex, continue to raise new capital and to seek new investment opportunities in the mineral sector.  Management believes that its worldwide industry contacts will make it possible to identify and assess new projects for acquisition purposes.

Panex is seeking a viable business opportunity through acquisition, merger or other suitable business combination method, with a focus on undervalued mineral properties for eventual acquisition.  Panex intends to concentrate its acquisition efforts on mineral properties or mineral exploration businesses that management believes to be undervalued or that management believes may realize a substantial benefit from being publicly owned.  Panex will continue to identify and assess undervalued mineral properties when capital raisings are completed.  A small number of mineral properties are presently being reviewed, but it is too early to say whether they may be considered appropriate for acquisition.  The Company is in the process of raising new capital up to a maximum of $2,400,000 whereby Panex is offering up to 30,000,000 shares of common stock on a self-underwritten basis.  At the date of this report a total of $978,989 has been raised under this offering.  A Prospectus on Form 424B4 was filed on February 17, 2012 and June 18, 2012 with the Securities and Exchange Commission.

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

Page - 7

2. Summary of Significant Accounting Policies (Continued)

c.	Basic and Diluted Net Income (Loss) Per Share

Basic earnings per share (EPS) calculations are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  There were no potential dilutive securities outstanding at May 31, 2012 or May 31, 2011.

d.	Cash

Cash includes deposits in banks, which are unrestricted as to withdrawal or use.

e.	Mineral Property and Exploration Costs

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

As of May 31, 2012, the Company did not have any assets or liabilities that were measured at fair value on a recurring or non-recurring basis.

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

Page - 8

2. Summary of Significant Accounting Policies (Continued)

Financial instruments, which include cash, accounts payable, and loans and borrowings, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The fair value of amounts due to related parties are not practical to estimate, due to the related party nature of the underlying transactions.  The financial risk to the Company’s operations arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Page - 9

2. Summary of Significant Accounting Policies (Continued)

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011 (the interim period ending November 30, 2012 for the Company).  The Company does not expect the adoption of ASU 2011-05 to have a material impact on its results of operations, financial condition, or cash flows.

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

As of May 31, 2012, the loan advances equalled $6,100,000.  Minanca is to undertake to grant a mortgage of all its assets to the Company as security against the loan advances noted above.  Repayment of the loan advances rank in priority ahead of any dividend or distribution payments to shareholders of Minanca.

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

Through, and, subsequent to, May 31, 2012, no repayments have been made.  The loan was fully reserved for in the financial statements during the year ended August 31, 2007, however management continues to seek recovery of all or part of the loan.

On June 16, 2006, the Company paid $400,000 as per the terms of the agreement and provided a loan advance of $100,000 to Minanca.  Prior to August 31, 2007, the Company had recorded the $400,000 as deferred acquisition costs pending the final settlement of the agreement, however this amount was expensed to the income statement during the year ended August 31, 2007.

Financing Activities:
On February 24, 2012, the Company entered into debt settlement agreements with creditors and related parties in consideration for the issuance of the Company’s common stock, par value $0.001, at a per share price of $0.02 per share.  As a result, the Company extinguished certain liabilities as further set forth in the debt settlement agreements as follows:
-	Ross Doyle, a related party for $ 39,551, for a total of 1,977,553 shares at a price of $0.02 per share.
-	Werte AG, a creditor, for $80,000, for a total of 4,000,000 shares at a price of $0.02 per share.
-	Lars Pearl, a creditor, for $50,000, for a total of 2,500,000 shares at a price of $0.02 per share.

During March 2012, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company’s common stock, par value $0.001, at a per share price of $0.08 per share.  As a result, the Company extinguished certain liabilities as further set forth in the debt settlement agreements as follows:
-	Dr Georg Schnura, a creditor, for $175,758, for a total of 2,196,971 shares at a price of $0.08 per share.
-	Victor Dario, a creditor, for $80,000, for a total of 1,000,000 shares at a price of $0.08 per share.

During the period ended May 31, 2012, the Company received cash of $978,989 from a private placement of 12,237,075 shares of common stock at $0.08 per share.

Page - 10

4.	Related Party Transactions

a.
During the three and nine months ended May 31, 2012, the Company recognized a total of $Nil and $30,260 respectively for donated services provided by the president of the Company ($15,683 for prior reporting period).

b.
The Company incurred nil management fees during the three and nine months ended May 31, 2012 (prior periods: $Nil and $24,502, respectively) for services provided by the president of the Company.  As of May 31, 2012, the Company has an accrued liability of $10,860 for management fees and travel expenses due to this related party.

c.
Included in professional fees during the three and nine months ended May 31, 2012 is $22,386 and $64,772 respectively (prior periods $Nil) paid to the Chief Financial Officer (CFO) for consulting, administration and fund raising activities.  An amount of $39,551 (included expense reimbursements paid on behalf of the Company) was settled for the issuance of 1,977,553 shares of commons stock (Note 3).

d.
In August 2007, the Company received loan proceeds totalling $105,068 from companies in which the president/chief executive officer is a director and shareholder.  Interest is charged at 8% simple interest, the loan is unsecured and has no stated maturity date.  In May 2008 $67,193 was repaid including accrued interest.  On December 20, 2010, principal of $46,892 and accrued interest of $15,751 was assigned to an unrelated third party (Note 5).

e.
Included in professional fees during the three and nine months ended May 31, 2012, $20,254 and $45,838 in consulting fees were recognized for services performed by Coresco AG (prior periods $Nil).  The President and CFO exert significant influence over this company.  The fees are in relation to work performed for fund raising, corporate office and management activities.  As of May 31, 2012, the Company has an accrued liability of $63,960 due to this related party.

5.	Loans and Borrowings

In March and July 2007, the Company received loan proceeds of $240,000 and $500,000 respectively from an unrelated third party.  These loans were unsecured bearing interest at 8% per annum, with no fixed repayment date, but the understanding with the lender is that the loans will be repaid from the proceeds of future equity financings and/or the repayment of amounts lent to Minanca.  On December 20, 2010, principal of $46,892 and interest of $15,751 was assigned to this third party (Note 4d).  In December 2010, $267,072 of this loan as well as $200,310 of accrued interest on this loan was settled by the issue of 9,347,640 shares.  During the period ending May 31, 2012 this loan was settled in full for $560,000, resulting in a gain on extinguishment of $10,426, which is included within interest income and other for the three and nine months ended May 31, 2012.

In January 2011, the Company received loan proceeds of $50,000, from an unrelated third party. This loan is unsecured, has no stated interest rate.  This amount was settled for issuance of 2,500,000 shares of commons stock in February 2012 (Note 3).

Page - 11

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF PANEX RESOURCES INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Uncertainties Relating To Forward-Looking Statements

This Form 10-Q Quarterly Report for the nine month period ended May 31, 2012 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Panex Resources Incorporated capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Panex files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-Q Quarterly Report for the nine month period ended May 31, 2012, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

The Company conducts principal and technical activities from Coresco AG, Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland.  The telephone number is (+41)417110281.  These offices are provided to the Company on a month-to-month basis.  The Company believes these offices are adequate for the business requirements during the next 12 months.  The Company does not own any real property.  Panex maintains its statutory registered agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014.

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

Page - 12

Panex has an authorized capital of 500,000,000 shares of common stock with a par value of $0.001 per share with 103,261,507 shares of common stock currently issued and outstanding.  On August 30, 2010, the authorized capital was increased from 75,000,000 shares of common stock to 500,000,000 shares of common stock.

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

Plan of Operation

During the next 12 months, management’s objective is to recapitalize Panex, continue to raise new capital and to seek new investment opportunities in the mineral sector.  As is evident from the “Background” section above and previous SEC filings, Panex has in the past successfully negotiated agreements enabling it to earn an interest in a number of different mineral properties.  Consequently, management believes that its worldwide industry contacts will make it possible to identify and assess new projects for acquisition purposes.

Panex is seeking a viable business opportunity through acquisition, merger or other suitable business combination method, with a focus on undervalued mineral properties for eventual acquisition.  Panex intends to concentrate its acquisition efforts on mineral properties or mineral exploration businesses that management believes to be undervalued or that management believes may realize a substantial benefit from being publicly owned. Panex will continue to identify and assess undervalued mineral properties when capital raisings are completed.  A small number of mineral properties are presently being reviewed, but it is too early to say whether they may be considered appropriate for acquisition.  The Company is in the process of raising new capital up to a maximum of $2,400,000 whereby Panex is offering up to 30,000,000 shares of common stock on a self-underwritten basis.  At the date of this report a total of $978,989 has been raised under this offering.  A Prospectus on Form 424B4 was filed on February 17, 2012 and June 18, 2012 with the Securities and Exchange Commission.

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

Results of Operations

Panex has generated no operating revenues since its inception on May 28, 2004 through May 31, 2012.

For the three and nine month periods ended May 31, 2012, Panex had net interest expense of $(10,362) and $11,191 [the 2012 period includes a gain on the extinguishment of debt of $10,426] respectively, compared to $10,320 and $39,110 for the three and nine month periods ended May 31, 2011.  Total expenses for the three and nine months ended May 31, 2012 were $284,608 and $583,360, respectively, compared to $65,390 and $232,561 for the three and nine months ended May 31, 2011.  Expenses were higher in the nine month period ended May 31, 2012 than the nine month period ended May 31, 2011 due to renewed activities to recapitalize the Company and seek new investment opportunities.

Liquidity and Capital Resources

The financial statements have been prepared assuming that we will continue as a going concern.  Since inception in May 2004, the Company has not generated revenue and has incurred net losses.  The Company has a working capital deficit of $146,942 at May 31, 2012, incurred net losses of $583,360 and $232,561 for the nine months ended May 31, 2012 and 2011 respectively, and has a deficit accumulated during the exploration stage of $13,126,773 for the period from May 28, 2004 (inception) through May 31, 2012.

Accordingly, the Company has not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund operations.  These conditions (as indicated in the 2011 audit report of our Independent Registered Public Accounting Firm) raise substantial doubt about the Company’s ability to continue as a going concern.

Page - 13

During the nine months ended May 31, 2012, Panex used cash of $162,168 in operating activities compared to $55,684 in the nine months ended May 31, 2011.  The proceeds from the capital raised during the period has been used in part to repay liabilities incurred by the Company.  The Company intends to conserve cash reserves to the greatest extent possible and use the cash for investment opportunities.  As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations.  Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources to continue its operations.

During the nine months ended May 31, 2012, $560,000 was repaid in loans.  During the period ended May 31, 2011 $50,000 in loans was received and no cash was used to repay any debt.  On February 24, 2012 financial liabilities were converted to common stock via the entry into debt settlement agreements with creditors and related parties in consideration for the issue of the Company’s common stock, par value $0.001, at a per share price of $0.02 per share, with the result that the Company will no longer be indebted as further set forth in the settlement agreements as follows:

 - Ross Doyle, a related party for $ 39,551 USD, for a total of 1,977,553 shares at a price of $0.02 per share.
 - Werte AG, a creditor, for $ 80,000 USD, for a total of 4,000,000 shares at a price of $0.02 per share.
 - Lars Pearl, a creditor, for $ 50,000 USD, for a total of 2,500,000 shares at a price of $0.02 per share.

During March 2012, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company’s common stock, par value $0.001, at a per share price of $0.08 per share.  As a result, the Company will no longer be indebted as further set forth in the debt settlement agreements as follows:

-	Dr Georg Schnura, a creditor, for $175,758, for a total of 2,196,971 shares at a price of $0.08 per share.
-	Victor Dario, a creditor, for $80,000, for a total of 1,000,000 shares at a price of $0.08 per share.

During the period ended May 31, 2012, the Company received cash of $978,989 from a private placement of 12,237,075 shares of common stock at $0.08 per share.

Contingencies and Commitments

Panex has no contingencies or long-term commitments.

While Panex has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to fully complete its plan of operation and launch its business operations.  Panex is seeking financing in the form of equity in order to provide the necessary working capital.  Panex currently has no commitments for financing.  There are no assurances Panex will be completely successful in raising the funds required.

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

Page - 14

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011 (March 1, 2012 for the Company).  The Company does not expect the adoption of ASU 2011-05 to have a material impact on its results of operations, financial condition, or cash flows.

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

Page - 15

March 28, 2012 – 3,196,971 Shares For Debt Offering

During March 2012, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company’s common stock, par value $0.001, at a per share price of $0.08 per share.  As a result, the Company will no longer be indebted as further set forth in the debt settlement agreements as follows:

-	Dr Georg Schnura, a creditor, for $175,758, for a total of 2,196,971 shares at a price of $0.08 per share.
-	Victor Dario, a creditor, for $80,000, for a total of 1,000,000 shares at a price of $0.08 per share.

February 24, 2012 - 8,477,553 Shares For Debt Offering

On February 24, 2012, the board of directors approved the settlement of debt for shares at a settlement price of $0.02 per restricted share.   Panex settled $169,551 in debt in this closing, and on February 24, 2012 issued an aggregate 8,477,553 restricted shares of common stock to three non-US creditors outside the United States.

The share certificates for this common stock were issued during this quarter ended May 31, 2012.

Also, on July 13, 2012, the Securities and Exchange Commission declared Panex’s Form S-1 Registration Statement effective, file number 333-172375, permitting Panex to offer up to 30,000,000 shares of common stock at $0.08 per share.  The offering is being conducted on a best efforts basis and there is no underwriter involved in this public offering.  As of July 15, 2012, Panex has received and accepted 22 subscription agreements and received an aggregate $978,989 in proceeds from those subscriptions and issued 12,237,075 shares of common stock.  Panex intends on applying the proceeds to ongoing operations, paying accounts payable, paying for offering expenses, assessing and evaluating possible new mineral project opportunities, and, subject to acquiring any such new projects, funding the exploration on such projects.  The offering period for the public offering expires on December 12, 2012.

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

Page - 16

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
101 *
Financial statements from the quarterly reports on Form 10-Q of Panex Resources Inc. for the quarter ended May 31, 2012 and beyond are formatted in XBRL:  (ii) the Balance Sheets, (ii) the Statements of Operations; (iii) the Statements of Cash Flows, and (iv) the Statements of Stockholders’ Equity (Deficit).
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

Page - 17

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Panex Resources Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PANEX RESOURCES INC.
/s/ Klaus Eckhof
Name: Klaus Eckhof
Title: President and CEO
Principal Executive Officer
July 13, 2012

/s/ Ross Doyle
Name: Ross Doyle
Title: CFO
Principal Financial Officer
July 13, 2012

Page - 18

PANEX RESOURCES INC. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Klaus Eckhof, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ended May 31, 2012 of Panex Resources Inc.;

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

July 13, 2012

Page - 19

PANEX RESOURCES INC. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Ross Doyle, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ended May 31, 2012 of Panex Resources Inc.;

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

July 13, 2012

Page - 20

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Panex Resources Inc. (the “Company”) on Form 10-Q for the period ended May 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Klaus Eckhof, President, Chief Executive Officer of the Company and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

 /s/ Klaus Eckhof

Klaus Eckhof

Chief Executive Officer

July 13, 2012

Page - 21

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Panex Resources Inc. (the “Company”) on Form 10-Q for the period ended May 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ross Doyle, Chief Financial Officer, Treasurer, and Corporate Secretary of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

/s/ Ross Doyle

Ross Doyle

Chief Financial Officer

July 13, 2012

Page - 22