Form 10-K
period 2012-08-31
Panex Resources Inc.
filed 2012-10-26
CIK 1345756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2012

☒ ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __

Commission file number 000-51707

PANEX RESOURCES INC.
(Exact name of registrant as specified in its charter)

State of Nevada
(State or other jurisdiction of incorporation or organization)
-
(I.R.S. Employer Identification No.)
Coresco AG, Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland
(Address of principal executive offices)
+41 41 711 0281
 (Issuer’s telephone number)
-
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of each class)

Name of each exchange on which registered: OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. .
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. .   ☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Larger accelerated filer ☐  Accelerated filer  ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒Yes   ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,953,843 as of February 29, 2012.

There were 103,261,507 shares of common stock outstanding on October 26, 2012.

Documents incorporated by reference: Refer to Exhibits

Page - 1

Page - 2

Uncertainties Relating To Forward-Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act (SEC) of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports the Company files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year end, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-K and the Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  The Company may, from time to time, make oral forward-looking statements.  The Company strongly advises that the above paragraphs and the risk factors described in this Annual Report and in the Company’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of the Company to materially differ from those in the oral forward-looking statements.  The Company disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Page - 3

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

Background

Panex Resources Inc. (“Panex” or the “Company”) is a Nevada corporation that was incorporated on May 28, 2004.

The Company conducts principal and technical activities from Coresco AG, Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland.  The telephone number is +41 41 711 0281.  These offices are provided to the Company on a month-to-month basis.  The Company believes these offices are adequate for the business requirements during the next 12 months.  The Company does not own any real property.  Panex maintains its statutory registered agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014.

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

Page - 4

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

There are no employees at the present time, with the exception of its officers.

Page - 5

ITEM 1A – RISK FACTORS

Panex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Panex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 2 – DESCRIPTION OF PROPERTY

The Company conducts principal and technical activities from Coresco AG, Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland.  The telephone number is +41 41 711 0281.  These offices are provided to the Company on a month-to-month basis.  The Company believes these offices are adequate for the business requirements during the next 12 months.  The Company does not own any real property.  Panex maintains its statutory registered agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014.

ITEM 3 – LEGAL PROCEEDINGS

Panex is not a party to any pending legal proceedings and, to the best of Panex’s knowledge, none of Panex’s assets are the subject of any pending legal proceedings.

ITEM 4 – MINING SAFETY DISCLOSURES

There are no current mining activities at the date of this report.

Page - 6

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

a.	Market Information

Panex’s shares of common stock were quoted on the FINRA OTC Bulletin Board under the symbol “DBGF” from March 8, 2006 to December 17, 2007.  Since then Panex’s shares of common stock have been quoted on the OTCQB under the symbol “OTCQB:DBGF”.

The following table gives the high and low bid information for each fiscal quarter Panex’s common stock has been quoted for the last two fiscal years.  The bid information was obtained from OTC Markets, Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
31 August 2012	$0.10	$0.03	OTC Markets, Inc.
31 May 2012	$0.10	$0.06	OTC Markets, Inc.
28 February 2012	$0.08	$0.05	OTC Markets, Inc.
30 November 2011	$0.08	$0.04	OTC Markets, Inc.
31 August 2011	$0.24	$0.05	OTC Markets, Inc.
31 May 2011	$0.24	$0.06	OTC Markets, Inc.
28 February 2011	$0.10	$0.04	OTC Markets, Inc.
30 November 2010	$0.11	$0.03	OTC Markets, Inc.

b.	Holders of Record

Panex has approximately 87 holders of record of Panex’s common stock as of August 31, 2012 according to a shareholders’ list provided by Panex’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by Panex of the number of beneficial owners of common stock held in street name.  The transfer agent for Panex’s common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

c.	Dividends

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

d.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

Page - 7

June 15, 2012 – S-1 Registration Statement Effective

On June 15, 2012, the Securities and Exchange Commission declared Panex’s Form S-1 Registration Statement effective, file number 333-172375, permitting Panex to offer up to 30,000,000 shares of common stock at $0.08 per share.  The offering is being conducted on a best efforts basis and there is no underwriter involved in this public offering.  As of October 26, 2012, Panex has received and accepted 22 subscription agreements and received an aggregate $978,989 in proceeds from those subscriptions and issued 12,237,075 shares of common stock.  Panex has applied the proceeds to ongoing operations, paying accounts payable, paying for offering expenses, assessing and evaluating possible new mineral project opportunities, and, subject to acquiring any such new projects, funding the exploration on such projects.  The offering period for the public offering expires on December 12, 2012.

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

The share certificates for this common stock were issued June 20, 2012.

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

Page - 8

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

Page - 9

e.	Penny Stock Rules

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements;

•	contains a brief, clear, narrative description of a dealer market, including “ bid” and “ ask” prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size, and format) as the Commission shall require by rule or regulation.

•	The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer:

o	with bid and offer quotations for the penny stock;

o	the compensation of the broker-dealer and its salesperson in the transaction;

o	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

o	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

ITEM 6 – SELECTED FINANCIAL DATA

Panex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes to the Financial Statements filed with this Report.

Page - 10

Business Overview

Panex Resources Inc. (‘Panex” or the “Company”) was incorporated in the State of Nevada on May 28, 2004.  The Company is considered to be an Exploration Stage Company.  The Company’s principal business is the acquisition and exploration of mineral resources.

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Since its inception on May 28, 2004, the Company has not generated revenue and has incurred net losses.  The Company incurred a net loss of $926,016 for the year ended August 31, 2012, and a deficit accumulated during the exploration stage of $13,469,429 for the period May 28, 2004 (inception) through August 31, 2012.  Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has no mineral property interests as of the date of this report.  Certain mineral property interests are presently being considered, however it is too early to determine whether they may be considered appropriate for acquisition.

As of August 31, 2012, the Company had cash of $65,799.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The report of the independent registered public accounting firm on Panex’s financial statements as of and for the year ended August 31, 2012 includes a ‘going concern’ explanatory paragraph which means that the accounting firm has expressed substantial doubt about Panex’s ability to continue as a going concern.  Management’s plans with respect to these matters are described in this section and in its financial statements, and do not include any adjustments that might result from the outcome of this uncertainty.  There is no guarantee that Panex will be able to raise the funds or raise further capital for the operations planned in the future.

Page - 11

Plan of Operation

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

Page - 12

Accounting and Audit Plan

Panex intends to continue to have Coresco AG, its outside consultant, assist in the preparation of Panex’s quarterly and annual financial statements and have these financial statements reviewed or audited by Panex’s independent registered public accounting firm.  Coresco AG is expected to charge Panex approximately $3,000 to prepare Panex’s quarterly financial statements and approximately $6,000 to prepare Panex’s annual financial statements.  Panex’s independent auditor is expected to charge approximately $4,000 to review each of Panex’s quarterly financial statements and approximately $12,500 to audit Panex’s annual financial statements.  In the next 12 months, Panex anticipates incurring approximately $39,500 to pay for its accounting and audit requirements.

SEC Filing Plan

Panex expects to incur filing costs of approximately $5,000 per quarter to support its quarterly and annual filings.  In the next 12 months, Panex anticipates spending approximately $20,000 for costs to pay for three quarterly filings and one annual filing.

Results of Operations

Panex has generated no operating revenues since its inception on May 28, 2004 through August 31, 2012.

For the year ended August 31, 2012, Panex had net interest expense of $21,653, compared to $50,054 for the year ended August 31, 2011.  Total expenses for the year ended August 31, 2012 were $914,789 compared to $250,019 for the year ended August 31, 2011.  Expenses were higher in the fiscal year 2012 than 2011 primarily due to renewed activities to recapitalize the Company and seek new investment opportunities, including preparing a Form S-1 Registration Statement and several amendments.

Liquidity and Capital Resources

The financial statements have been prepared assuming that the Company will continue as a going concern.  Since inception in May 2004, the Company has not generated revenue and has incurred net losses.  The Company has a working capital deficit of $267,842 at August 31, 2012, incurred net losses of $926,016 for the fiscal year 2012 compared to $299,498 for the fiscal year 2011, and has a deficit accumulated during the exploration stage of $13,469,429 for the period from May 28, 2004 (inception) through August 31, 2012.

Accordingly, the Company has not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund operations.  These conditions (as indicated in the 2012 audit report of our Independent Registered Public Accounting Firm) raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended August 31, 2012, Panex used cash of $369,692 in operating activities compared to $63,456 for the year ended August 31, 2011.  The proceeds from the capital raised during the period have been used in part to repay liabilities incurred by the Company.  The Company intends to conserve cash reserves to the greatest extent possible and use the cash for investment opportunities.  As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations.  Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources to continue its operations.

Page - 13

During the year ended August 31, 2012, $560,000 was repaid in loans compared to $50,000 during the year ended August 31, 2011.  During the year ended August 31, 2012 $978,989 was received for common shares issued in the company.  On February 24, 2012 financial liabilities were converted to common stock via the entry into debt settlement agreements with creditors and related parties in consideration for the issue of the Company’s common stock, par value $0.001, at a per share price of $0.02 per share, with the result that the Company will no longer be indebted as further set forth in the settlement agreements as follows:

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

Critical Accounting Policies

Panex has identified the following policies below as critical to the business and results of operations.  Panex’s reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments.  These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations.  For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment.  Specific risks associated with these critical accounting policies are described in the paragraphs below.

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

Valuation of loan advances

Panex evaluates loan advances for possible collectability concerns on a quarterly basis.  Panex considers both the intent and ability of the borrower to repay the loan advances as part of its collectability analysis.  Allowances are recorded against the loan advances in an amount management believe would be adequate to cover estimated losses, based on its evaluation of the collectability of the loan advances.

Stock-Based Compensation

The Company accounts for share-based payments under the fair value method of accounting for stock-based compensation consistent with US GAAP.  Under the fair value method, stock-based compensation cost is measured at the grant date based on the fair value of the award using the Black-Sholes option pricing model and is recognized to expense on a straight-line basis over the requisite service period, which is generally the vesting period.  Where upon grant the options vest immediately the stock-based costs are expensed immediately.

Outlook

The Company has no mineral property interests as of the date of this report.  Certain mineral property interests are presently being considered, however it is too early to determine whether they may be considered appropriate for acquisition.

Page - 14

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011 (March 1, 2012 for the Company).  The adoption of ASU 2011-05 did not have a material impact on the Company’s results of operations, financial condition, or cash flows.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Panex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Panex’s financial statements are stated in United States Dollars (USD) and are prepared in accordance with accounting principles generally accepted in the United States of America.  See Exhibit A – Financial Statements attached below.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Panex’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Panex’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“ Exchange Act ”)) as of August 31, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Page - 15

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404A.  Panex’s internal control over financial reporting is a process designed under the supervision of Panex’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Panex’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of August 31, 2012, Panex’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Page - 16

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

Changes in Internal Controls over Financial Reporting

There were no changes in Panex’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended August 31, 2012, that materially affected, or are reasonably likely to materially affect, Panex’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

During the fourth quarter of the year covered by this Form 10-K, Panex had no information to be disclosed as required on a Form 8-K that was not previously disclosed.

Page - 17

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a.	Identify Directors and Executive Officers

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

The names, addresses, ages and positions of Panex’s officers and directors that held their positions during or since the fiscal year ended August 31, 2012 are set forth below:

Name and Address	Age	Positions

Klaus Eckhof Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland	54	Chairman, Chief Executive Officer, Director
Ross Doyle Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland	40	Chief Financial Officer, Treasurer, Corporate Secretary
Susmit Shah (Resigned March 26, 2012)+ 30 Ledgar Road, Balcatta, Western Australia	56	Chief Financial Officer, Treasurer, Corporate Secretary

 On March 26, 2012, Susmit Shah resigned as the Chief Financial Officer, Treasurer, and Corporate Secretary of Panex.  Also, on March 26, 2012, Ross Doyle consented to and was appointed the Chief Financial Officer, Treasurer, and Corporate Secretary of Panex by the board of directors.

Klaus Eckhof (Dipl. Geol. TU, AusIMM): Mr Eckhof has been the Chairman of Panex since May 2006 and was appointed sole director and Chief Executive Officer on June 1, 2008.  Mr Eckhof is a senior exploration geologist and a member of the Australian Institute of Mining and Metallurgy.  Mr Eckhof has many global contacts and has been instrumental in sourcing and developing successful projects in Australia, Africa, Russia, South America and the Philippines.

Since 1994, Mr. Eckhof has managed his own geological consultancy company and has considerable experience in assessing and acquiring mineral prospects around the world.  He was formerly President and Chief Executive Officer of Moto Goldmines Limited (“MGL”).  Within 4 years from Mr Eckhof’s appointment, MGL discovered just under 20 million ounces of gold and completed a Bankable Feasibility Study at the Moto Gold Project in the Democratic Republic of Congo (DRC).  Rangold Resources subsequently acquired MGL.  He is currently a director of Carnavale Resources Ltd, Erongo Energy Limited and Burey Gold Ltd.

During the past three years, Mr Eckhof has also served as a director of the following listed companies: Condor Resources Plc. (September 1996-April 2011), African Metals Corporation (November 2005 to January 2011), and Aspire Mining Limited (formerly Windy Knob Resources Ltd) (April 2008 to September 2009).

Ross Doyle (CA, BCOM): Mr Doyle has been the Chief Financial Officer, Treasurer, and Corporate Secretary of Panex since March 2012. Mr Doyle is a Chartered Accountant with over 15 years experience as a strategic business analyst and CFO working with large commodity trading firms and financial institutions including working at the head office of Glencore International AG. Subsequent to departing Glencore, Mr. Doyle has advised other commodity firms in a similar capacity, before joining the board of Aurora Gold Corporation in October 2011, the CFO of Alphamin Resources in May 2012, and the CFO of Panex in March 2012.

b.	Identify Significant Employees

Panex currently does not have any significant employees, with the exception of its officers.

Page - 18

c.	Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Panex to become directors or executive officers.

d.	Involvement in Certain Legal Proceedings

During the past ten years, none of Panex’s directors or officers has been:
•	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
•	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
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

e.	Compliance with Section 16(a) of the Exchange Act

All reports were filed with the SEC on a timely basis and Panex is not aware of any failures to file a required report during the period covered by this annual report.

f.	Nomination Procedure for Directors

Panex does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  Panex has not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

g.	Audit Committee Financial Expert

Panex does not have a separately-designated standing audit committee.  Mr Ross Doyle, Panex’s chief financial officer has skills and experience commensurate with an “audit committee financial expert”.

Page - 19

h.	Identification of Audit Committee

Panex does not have a separately designated standing audit committee.  Rather, Panex’s board of directors performs the required functions of an audit committee.  Panex’s board of directors is responsible for: (1) selection and oversight of Panex’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Panex’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

i.	Code of Ethics

Panex has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14.1 – Code of Ethics for more information.   Panex undertakes to provide any person with a copy of its code of ethics free of charge.  Please contact Mr Ross Doyle at +41 41 711 0281 to request a copy of Panex’s code of ethics.  Management believes Panex’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Page - 20

ITEM 11 – EXECUTIVE COMPENSATION

Panex has paid $329,492 and $76,900 in compensation to its named officers during its fiscal years ended August 31, 2012 and 2011, respectively.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan ($)	Non-qualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
Klaus Eckhof, Chairman, CEO, President^	2009 2010 2011 2012	43,799 53,638 24,502 44,736	- - - -	- - - -	- - - 110,878	- - - -	- - - -	- - - -	43,799 53,638 24,502 155,614
Susmit Shah CFO resigned March 26, 2012 +	2009 2010 2011 2012	21,492 30,687 52,398 -	- - - -	- - - -	- - - -	- - - -	- - - -	- - - -	21,492 30,687 52,398 -
Ross Doyle CFO appointed March 26, 2012^	2012	63,000	-	-	110,878	-	-	-	173,878

+ Administration, accounting and secretarial fees of $ Nil (2011: $52,398, 2010: $30,687) were paid or payable to Corporate Consultants Pty Ltd, a company in which Mr Shah was a director and has a beneficial interest.

^ In addition, administration, accounting and secretarial fees of $42,000 (2011: $45,000) were paid or payable to Coresco AG, a company in which Mr Eckhof and Mr Doyle has a beneficial interest.

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

Page - 21

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Security Ownership of Certain Beneficial Owners (more than 5%)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner [1]	Percent of Class [4]
Shares of common stock	Lars and Rachel Pearl Hofnerstrasse 13 Unterageri, Switzerland 6341	9,070,533	8.78%

[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted. Coresco AG subscribed to 820,533 shares that were assigned to Lars Pearl.

[4] Based on 103,261,507 shares of common stock issued and outstanding as of October 26, 2012.

Security Ownership of Management
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner [1]	Percent of Class [4]
Shares of common stock	Klaus Eckhof Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland	714,285	0.69%
Shares of common stock	Susmit Shah 30 Ledgar Road Balcatta, Western Australia, 6021	Nil	0.0%
Shares of common stock	Ross Doyle Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland	1,977,553	1.92%
Shares of common stock	Directors and Executive Officers (as a group)		2.61%
[4] Based on 103,261,507 shares of common stock issued and outstanding as of October 5, 2012.

Changes in Control

Panex is not aware of any arrangement that may result in a change in control of Panex.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

a.	Relationships with Insiders

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

Consultant Agreements

Mr Eckhof and Mr Shah are directors and shareholders of Corporate Consultants Pty Ltd. (“CCPL”). CCPL provided administration, accounting and company secretarial services to Panex Resources Inc. Fees paid or payable to CCPL for the year ended August 31, 2012 were $ Nil (2011: $52,398).

Klaus Eckhof and Ross Doyle are beneficial shareholders in Coresco AG (Coresco).  Coresco charges $3,000 for office and facilities and administrative support and $7,000 for financial, management and statutory reporting, totaling to $10,000 per month.  This agreement was entered on December 1, 2011, and can be terminated with 6 months notice subsequent to December 31, 2012.

Page - 22

b.	Transactions with Promoters

During the past five fiscal years, Klaus Eckhof, Susmit Shah, and Reg Gillard have been promoters of Panex’s business, but none of these promoters have received anything of value from Panex nor is any person entitled to receive anything of value from Panex for services provided as a promoter of the business of Panex.

c.	Director Independence

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
a.	Audit Fees

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

2012 - $33,800 - GHP Horwath, P.C.

2011 - $40,000 - GHP Horwath, P.C.

b.	Audit–Related Fees

The aggregate fees billed in each of the last two fiscal years for audit related services by the principal accountants that are reasonably related to the performance of the audit or review of Panex’s financial statements and are not reported in the preceding paragraph:

2012 - $Nil - GHP Horwath, P.C.

2011 - $Nil - GHP Horwath, P.C.

c.	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012 - $Nil - GHP Horwath, P.C.

2011 - $Nil - GHP Horwath, P.C.

d.	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principle accountant, other than the services reported in paragraphs (a) and (b) was:

2012 - $Nil - GHP Horwath, P.C.

2011 - $Nil - GHP Horwath, P.C.

e.	Audit Committee

Panex does not have an Audit Committee.  Therefore Panex’s Board of Director’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the Board of Director’s pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

Page - 23

PART IV
ITEM 15 – EXHIBIT, FINANCIAL STATEMENT SCHEDULES

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

Exhibit	Description	Status
A	Audited Financial Statements as of August 31, 2012 and 2011 and for the years ended August 31, 2012 and 2011, and for the period May 28, 2004 (inception) to August 31, 2012.	Included
3.1	Articles of Incorporation of Panex Resources Inc. filed as an Exhibit to Panex’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
3.2	By-Laws of Panex Resources Inc. filed as an Exhibit to Panex’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
3.3	Certificate of Amendment of Panex Resources Inc., filed as an Exhibit to Panex’s Form 8-K (Current Report) filed on September 30, 2010 and incorporated herein by reference.	Filed
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
101 *
Financial statements from the quarterly reports on Form 10-Q of Panex Resources Inc. for the quarter ended February 29, 2012 and beyond are formatted in XBRL:  (ii) the Balance Sheets, (ii) the Statements of Operations; (iii) the Statements of Cash Flows, and (iv) the Statements of Stockholders’ Equity (Deficit).

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
Included
101.INS	XBRL Instance Document	Filed
101.SCH	XBRL Taxonomy Extension Schema	Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed

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

PANEX RESOURCES INC.
/s/ Klaus Eckhof
Name: Klaus Eckhof
Title: President and CEO
Principal Executive Officer

/s/ Ross Doyle
Name: Ross Doyle
Title: CFO
Principal Financial Officer

October 26, 2012

Page - 25

EXHIBIT A
FINANCIAL STATEMENTS

Page - 26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Panex Resources Inc. Board of Directors and Stockholders

We have audited the accompanying balance sheets of Panex Resources Inc. (an Exploration Stage Company) as of August 31, 2012 and 2011, and the related statements of operations, cash flows and stockholders’ equity (deficiency) for each of the years then ended, and for the period from May 28, 2004 (inception) through August 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panex Resources Inc. as of August 31, 2012 and 2011, and the results of its operations and cash flows for each of the years then ended, and for the period from May 28, 2004 (inception) through August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company incurred a net loss of $926,016 for the year ended August 31, 2012, and a deficit accumulated during the exploration stage of $13,469,429 for the period from May 28, 2004 (inception) through August 31, 2012.  The Company also has a limited history and no revenue producing operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans with regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP HORWATH, P.C.

Denver, Colorado

October 26, 2012

Page - 27

BALANCE SHEETS

PANEX RESOURCES INC.
(An exploration stage company)	As at	As at
Balance Sheets	August 31	August 31
	2012	2011
(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Cash	65,799	19,357
Total current assets	65,799	19,357
Total assets (all current)	65,799	19,357

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	302,047	100,211
Accounts payable and accrued expenses – related parties (Note 4(b))	31,594	282,937
Accrued liabilities, other	-	35,476
Loans and borrowings	-	598,873
Total current liabilities	333,641	1,017,497

Stockholders’ Equity (Deficiency)
Common stock
Authorized: 500,000,000 (2010: 500,000,000) common shares with par value of $0.001 each
Issued and outstanding: 103,261,507 (2011: 79,349,908) common shares	103,261	79,349
Additional paid-in capital	13,020,699	11,418,557
Donated capital	77,627	47,367
Accumulated deficit during the exploration stage	(13,469,429)	(12,543,413)
Stockholder’ equity (deficiency)	(267,842)	(998,140)
Total liabilities and stockholders’ equity (deficiency)	65,799	19,357

The accompanying notes are an integral part of these financial statements.

Page - 28

STATEMENTS OF OPERATIONS

PANEX RESOURCES INC.	Cumulative	For the	For the
(An exploration stage company)	May 28, 2004	Year	Year
Statements of Operations	(inception)	Ended	Ended
	to August 31	August 31	August 31
	2012	2012	2011
(Expressed in U.S. Dollars)	$	$	$

Operating Expenses
Donated rent	5,250	-	-
Donated services	72,377	30,260	31,617
General and administrative	654,477	561,631	11,143
Foreign currency transaction loss (gain)	103,558	(13,082)	58,682
Mineral property and exploration costs	4,739,777	-	-
Management fees	721,823	44,736	24,502
Professional fees	1,325,128	291,244	124,075
Travel costs	335,415	-	-
Write-off deferred acquisition cost	400,000	-	-
Provision against Minanca loan	6,100,000	-	-
	14,457,805	914,789	250,019
Other income (expense)
Interest income and other	42,707	10,426	575
Interest expense	(304,377)	(21,653)	(50,054)
Loss on sale of investment	(126,182)	-	-
Gain on sale of mineral property right	1,376,228	-	-
	988,376	(11,227)	(49,479)
Net Loss	(13,469,429)	(926,016)	(299,498)

Net Loss Per Share – Basic and Diluted		(0.01)	*
Weighted Average Shares Outstanding		90,045,259	75,608,410

* Amount is less than $0.01 per share
The accompanying notes are an integral part of these financial statements.

Page - 29

STATEMENTS OF CASH FLOWS

PANEX RESOURCES INC.	Cumulative	For the	For the
(An exploration stage company)	May 28, 2004	Year	Year
Statements of Cash Flows	(inception)	Ended	Ended
	to May 31	August 31	August 31
	2012	2012	2011
(Expressed in U.S. Dollars)	$	$	$
Cash Flows From Operating Activities
Net loss	(13,469,429)	(926,016)	(299,498)
Adjustments to reconcile net loss to cash used in operating activities
Foreign currency transaction loss (gain)	103,558	(13,082)	58,682
Gain on sale of mineral property rights	(586,228)	-	-
Loss on sale of investment	126,181	-	-
Gain on extinguishment of debt	(10,426)	(10,426)	-
Donated services and expenses	77,627	30,260	31,617
Expenses paid by issue of common stock	500	-	-
Stock option compensation expense	221,756	221,756	-
Write-off deferred acquisition costs	400,000	-	-
Provision against Minanca loan	6,100,000	-	-
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities	1,046,280	536,223	62,840
Increase (decrease) in amounts due to related parties	162,110	(208,407)	82,903
Net Cash Used in Operating Activities	(5,828,071)	(369,692)	(63,456)
Cash Flows From Investing Activities
Cash received from sale of investment	250,047	-	-
Cash received from sale of mineral property rights	210,000	-	-
Deferred acquisition costs	(400,000)	-	-
Loan advances	(7,100,000)	-	-
Repayment of loan advance	1,000,000	-	-
Net Cash Used in Investing Activities	(6,039,953)	-	-
Cash Flows From Financing Activities
Loan from related parties	594,313	-	-
Loan repaid to related parties	(576,483)	-	-
Loan from (repaid to) unrelated third parties	230,000	(560,000)	50,000
Deposits received for common shares to be issued	40,000	-	-
Common shares issued for cash	11,647,739	978,989	-
Net Cash Provided by Financing Activities	11,935,569	418,989	50,000
Effect of Exchange Rates on Cash	(1,746)	(2,855)	3,635
Increase (decrease) in Cash	65,799	46,442	(9,821)
Cash at Beginning of Period	-	19,357	29,178
Cash at End of Period	65,799	65,799	19,357

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-
The accompanying notes are an integral part of these financial statements.

Page - 30

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PANEX RESOURCES INC. (An exploration stage company) Statements of Stockholder’s Equity (Deficiency) May 28, 2004 (inception) to August 31, 2012 (Expressed in U.S. Dollars)	Common Stock		Additional paid-in capital	Donated Capital	Accumulated (deficit) during exploration stage	Total stockholders' equity (deficiency)
	Shares #	Amount $	$	$	$	$
Balances, May 28, 2004 (Date of inception)
Common stock issued for services to president (Note 7)	6,000,000	6,000	(5,500)	-	-	500
Return and cancellation of shares (Note 7)	(6,000,000)	(6,000)	6,000	-	-	-
Net loss					(500)	(500)
Balances, August 31, 2004	-	-	500	-	(500)	-
Common stock issued for cash (Note 7)	64,500,000	64,500	(17,750)	-	-	46,750
Return and cancellation of shares (Note 7)	(30,000,000)	(30,000)	30,000	-	-	-
Donated rent	-	-	-	3,000	-	3,000
Donated services	-	-	-	6,000	-	6,000
Net loss					(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	39,981
Common stock issued for cash (Note 7)	1,964,285	1,964	4,498,036	-	-	4,500,000
Donated rent	-	-	-	2,250	-	2,250
Donated services	-	-	-	4,500	-	4,500
Net loss					(848,560)	(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	15,750	(864,829)	3,698,171
Common stock issued for cash (Note 7)	7,632,500	7,632	6,098,368			6,106,000
Net loss					(10,943,990)	(10,943,990)
Balances, August 31, 2007	44,096,785	44,096	10,609,154	15,750	(11,808,819)	(1,139,819)
Net loss					(66,651)	(66,651)
Balances, August 31, 2008	44,096,785	44,096	10,609,154	15,750	(11,875,470)	(1,206,470)
Common stock issued for cash (Note 7)	1,600,000	1,600	14,400			16,000
Common stock issued for settlement of debt (Note 7)	14,000,000	14,000	126,000			140,000
Shares to be issued	-	-	30,000			30,000
Net loss					(154,585)	(154,585)
Balances, August 31, 2009	59,696,785	59,696	10,779,554	15,750	(12,030,055)	(1,175,055)
Common stock issued for cash received in December 2008 (Note 7)	4,000,000	4,000	6,000	-	-	10,000
Common stock issued for settlement of debt (Note 7)	3,350,000	3,350	30,150	-	-	33,500
Net loss					(213,860)	(213,860)
Balances, August 31, 2010	67,046,785	67,046	10,815,704	15,750	(12,243,915)	(1,345,415)
Common stock issued for settlement of accounts payable, accrued liabilities and debt (Note 7)	12,303,123	12,303	602,853	-	-	615,156
Donated services (Note 4 (a))	-	-	-	31,617	-	31,617
Net loss					(299,498)	(299,498)
Balances, August 31, 2011	79,349,908	79,349	11,418,557	47,367	(12,543,413)	(998,140)
Donated services (Note 4 (a))	-	-	-	30,260	-	30,260
Issuance of common stock for settlement of debt and accounts payable in February 2012 (Note 7)	8,477,553	8,478	161,073	-	-	169,551
Common stock issued for cash at $0.08 per share (Note 3)	12,237,075	12,237	966,752	-	-	978,989
Common stock issued for settlement of debt and accounts payable in March 2012 (Note 7)	3,196,971	3,197	252,561	-	-	255,758
Stock option compensation expense (Note 3)	-	-	221,756	-	-	221,756
Net loss	-	-	-	-	(926,016)	(926,016)
Balances, August 31, 2012	103,261,507	103,261	13,020,699	77,627	(13,469,429)	(267,842)

The accompanying notes are an integral part of these financial statements.

Page - 31

NOTES TO FINANCIAL STATEMENTS

1.	Organization, Nature of Business, Going Concern and Management’s Plans

Panex Resources Inc. (‘Panex” or the “Company”) was incorporated in the State of Nevada on May 28, 2004.  The Company is considered to be an Exploration Stage Company.  The Company’s principal business is the acquisition and exploration of mineral resources.

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Since its inception on May 28, 2004, the Company has not generated revenue and has incurred net losses.  The Company incurred a net loss of $926,016 for the year ended August 31, 2012, and a deficit accumulated during the exploration stage of $13,469,429 for the period May 28, 2004 (inception) through August 31, 2012.  Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (US GAAP).  The Company’s fiscal year-end is August 31.  Certain reclassifications to the 2011 balance sheet have been made to conform with 2012 presentation, none of which had any effect on cash flows from operating, investing and financing activities or total assets, total liabilities and stockholders’ equity (deficiency).

b.	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Page - 32

2. Summary of Significant Accounting Policies (Continued)

c.	Cash

Cash includes deposits in banks, which are unrestricted as to withdrawal or use.

d.	Mineral Property and Exploration Costs

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

e.	Deferred Acquisition Costs

The Company capitalizes deposits paid during the acquisition of equity interests as deferred acquisition costs.  Deferred acquisition costs are recorded at cost and are included in the purchase price of the equity interest once the acquisition has been consummated.

f.	Fair Value Measurements

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

As of August 31, 2012 and August 31, 2011, the Company did not have any assets or liabilities that were measured at fair value on a recurring or non-recurring basis.

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

Page - 33

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

g.	Income Taxes

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

h.	Stock-Based Compensation

The Company accounts for share-based payments under the fair value method of accounting for stock-based compensation consistent with US GAAP.  Under the fair value method, stock-based compensation cost is measured at the grant date based on the fair value of the award using the Black-Sholes option pricing model and is recognized to expense on a straight-line basis over the requisite service period, which is generally the vesting period.  Where upon grant the options vest immediately the stock-based costs are expensed immediately.

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

k.	Basic and Diluted Net Income (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period including common stock issued effective the date committed.  Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations.  Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities.  During the year ended August 31, 2012 and 2011 the diluted earnings (loss) per share was equivalent to the basic earnings (loss) per share because all potentially dilutive securities were anti-dilutive due to the net losses incurred.  Potentially dilutive securities consist of stock options and warrants outstanding at the end of the reporting period.  Stock options outstanding as at August 31, 2012 were 8,000,0000 (2011: Nil).

Page - 34

2. Summary of Significant Accounting Policies (Continued)

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

3.	Stock Options

In August 2012, the Company's Board of Directors approved the issuance of stock options as an incentive to obtain services of key employees, directors and consultants of the Company.  The following is a summary of stock option activity and the status of stock options outstanding and exercisable at August 31, 2012:

	Stock Options #	Weighted Average Exercise Price $	Remaining Contractual Life (years) As At	Aggregate Intrinsic value As At
Outstanding and exercisable at August 31, 2011	-	-	-	-
Granted on August 3, 2012	8,000,000	0.08	4.92	-
Outstanding and exercisable at August, 31, 2012	8,000,000	0.08	4.92	-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on August 31, 2012.

Effective August 3, 2012, the Company’s board of directors granted 8,000,000 stock purchase options.  Each of the options has an issue date, effective date and vesting date of August 3, 2012, with an exercise price of $0.08 per share.  The term of these options is five years.  The options are exercisable at any time from the grant date up to and including August 2, 2017.

The total fair value of options granted during the year ended August 31, 2012 was $221,756 (August 31, 2011: nil) and expensed in full as the options were vested in full upon their grant.  The fair value of the options were determined using the Black Scholes option pricing model that takes into account the exercise price, the expected life of the option, the share price at grant date (August 3, 2012), the expected price volatility of the underlying share, the expected dividend yield (nil assumed) and the risk free interest rate (4.50% was used) for the term of the option.  Management determined 2.50 years to be the average expected life of the options and utilized the simplified method to develop historical data to provide a reasonable basis to estimate option lives since the Company has not had significant options granted.  Volatility rates were calculated at the grant date of the option tranche using a historical rate analysis (150.69% was used).

Page - 35

4.	Related Party Transactions

a.	During the year ended August 31, 2012, the Company recognized a total of $30,260 for donated services provided by the president of the Company ($31,617 for the year ended August 31, 2011).

b.
The Company incurred $44,736 of management fees during the year ended August 31, 2012 ($24,502 for the year ended August 31, 2011) for services provided by the president of the Company.  As of August 31, 2012, the Company has an accrued liability of $31,594 for management fees and travel expenses due to this related party ($79,425 for the year ended August 31, 2011).

c.
Included in professional fees during the year ended August 31, 2012 are $63,000 ($52,398 for the year ended August 31, 2011 for the outgoing Chief Financial Officer) paid to the Chief Financial Officer for consulting, administration and fund raising activities.  An amount of $39,551 (included expense reimbursements paid on behalf of the Company) was settled for the issuance of 1,977,553 shares of commons stock (Note 7).  As of August 31, 2012, the Company has an accrued liability of $21,160 owing for services provided under this agreement ($202,258 for the year ended August 31, 2011).

d.
In August 2007, the Company received loan proceeds totalling $105,068 from companies in which the president/chief executive officer is a director and shareholder.  Interest was charged at 8% simple interest, the loan was unsecured and had no stated maturity date.  In May 2008 $67,193 was repaid including accrued interest.  On December 20, 2010, principal of $46,892 and accrued interest of $15,751 was assigned to an unrelated third party (Note 5).   As of August 31, 2012, there was $Nil of accrued interest outstanding in relation to the loans ($1,254 as of August 31, 2011).

e.
Included in professional fees during the year ended August 31, 2012 were $192,765 in consulting fees were recognized for services performed by Coresco AG ($Nil for the year ended August 31, 2011).  The President and CFO exert significant influence over this company.  The fees are in relation to work performed for fund raising, corporate office and management activities.  As of August 31, 2012, the Company has an accrued liability of $31,594 due to this related party ($Nil for year ended August 31, 2011).

5.	Loans and Borrowings

In March and July 2007, the Company received loan proceeds of $240,000 and $500,000 respectively from an unrelated third party.  These loans were unsecured bearing interest at 8% per annum, with no fixed repayment date, but the understanding with the lender was that the loans will be repaid from the proceeds of future equity financings and/or the repayment of amounts lent to Minanca.  On December 20, 2010, principal of $46,892 and interest of $15,751 was assigned to this third party (Note 4d).  In December 2010, $267,072 of this loan as well as $200,310 of accrued interest on this loan was settled by the issue of 9,347,640 shares.  In May 31, 2012 this loan was settled in full for $560,000, resulting in a gain on extinguishment of $10,426, which is included within interest income and other for the year ended August 31, 2012.

In January 2011, the Company received loan proceeds of $50,000, from an unrelated third party. This loan was unsecured, and had no stated interest rate.  This amount was settled for issuance of 2,500,000 shares of common stock in February 2012 (Note 7).

6.	Material Contingencies and Commitments

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

Page - 36

7.	Stockholders’ Equity

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

Common stock issuances

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

Page - 37

7.	Stockholders’ Equity (Continued)

In January 2010, the Company issued 1,000,000 restricted shares of common stock at a subscription price of $0.01 per restricted share, for the settlement of $10,000 in accrued liabilities and debt due to a related party.

On December 20, 2010, the Company issued 2,955,483 restricted shares of common stock at a subscription price of $0.05 per share, for the settlement of $147,774 in accounts payable and accrued liabilities and issued 9,347,640 restricted shares of common stock at a subscription price of $0.05 per share for the settlement of loans and accrued interest totaling $467,382 from an unrelated third party.

On June 15, 2012, the Securities and Exchange Commission declared Panex’s Form S-1 Registration Statement effective, file number 333-172375, permitting Panex to offer up to 30,000,000 shares of common stock at $0.08 per share.  The offering is being conducted on a best efforts basis and there is no underwriter involved in this public offering.  As of October 26, 2012, Panex has received and accepted 22 subscription agreements and received an aggregate $978,989 in proceeds from those subscriptions and issued 12,237,075 shares of common stock.  Panex intends on applying the proceeds to ongoing operations, paying accounts payable, paying for offering expenses, assessing and evaluating possible new mineral project opportunities, and, subject to acquiring any such new projects, funding the exploration on such projects.  The offering period for the public offering expires on December 12, 2012.

Effective August 3, 2012, the Company’s board of directors granted 8,000,000 stock purchase options.  Each of the options has an issue date, effective date and vesting date of August 3, 2012, with an exercise price of $0.08 per share.  The term of these Options are five years.  The Options are exercisable at any time from the grant date up to and including August 2, 2017.

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

Page - 38

8.	Income Taxes

The components of the Company’s net deferred tax asset as of August 31, 2012 and 2011, rate and the valuation allowance are as follows:

	2012	2011
Net operating losses	7,147,673	6,443,413
Loan loss reserves	6,100,000	6,100,000
	13,247,673	12,543,413
Statutory tax rate	35%	35%
Deferred tax asset	4,636,685	4,390,195
Valuation allowance	(4,636,685)	(4,390,195)
Net deferred tax asset	-	-

The Company has net operating loss carry-forwards for tax purposes of approximately $7,147,673, which begin expiring in 2031.  The utilization of the net operating loss carry-forwards cannot be assured.

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

Page - 39

Exhibit 31.1

PANEX RESOURCES INC. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Klaus Eckhof, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ended August 31, 2012 of Panex Resources Inc.;

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
October 26, 2012

Page - 40

Exhibit 31.2

PANEX RESOURCES INC. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Ross Doyle, certify that:

1.  I have reviewed this quarterly report on Form 10-K for the fiscal year ended August 31, 2012 of Panex Resources Inc.;

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
October 26, 2012

Page - 41

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Panex Resources Inc. (the “Company”) on Form 10-K for the period ended August 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Klaus Eckhof, President, Chief Executive Officer of the Company and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

 /s/ Klaus Eckhof

Klaus Eckhof
Chief Executive Officer
October 26, 2012

Page - 42

Exhibit 32
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Panex Resources Inc. (the “Company”) on Form 10-K for the period ended August 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Klaus Eckhof, President, Chief Executive Officer of the Company and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

/s/ Ross Doyle

Ross Doyle

Chief Financial Officer
October 26, 2012

Page - 43