Form 10-Q
period 2012-11-30
Panex Resources Inc.
filed 2013-01-11
CIK 1345756

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2012

☒ QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☒Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 11, 2013
Common Stock – $0.001 par value	103,261,507

Page - 1

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

Page - 2

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BALANCE SHEETS

PANEX RESOURCES INC.
(An exploration stage enterprise)	As at	As at
Balance Sheets	November 30	August 31
	2012 (Unaudited)	2012
(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Cash	20,432	65,799
Total current assets	20,432	65,799
Total assets (all current)	20,432	65,799

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	266,218	302,047
Accounts payable and accrued expenses – related parties (Note 5)	46,306	31,594
Loans and borrowings (Note 6)	100,000	-
Total current liabilities	412,524	333,641

Stockholders’ Equity (Deficiency)
Common stock
Authorized: 500,000,000 (2011: 500,000,000) common shares with par value of $0.001 each
Issued and outstanding: 103,261,507 (2012: 103,261,507) common shares	103,261	103,261
Additional paid-in capital	13,020,699	13,020,699
Donated capital	77,627	77,627
Accumulated deficit during the exploration stage	(13,593,679)	(13,469,429)
Stockholder’ equity (deficiency)	(392,092)	(267,842)
Total liabilities and stockholders’ equity (deficiency)	20,432	65,799

The accompanying notes are an integral part of these financial statements.

Page - 3

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

STATEMENTS OF OPERATIONS

PANEX RESOURCES INC.	Cumulative	For the	For the
(An exploration stage enterprise)	May 28, 2004	Three Months	Three Months
Statements of Operations	(inception)	Ended	Ended
	to November 30	November 30	November 30
(Unaudited)	2012	2012	2011
(Expressed in U.S. Dollars)	$	$	$

Operating Expenses
Donated rent	5,250	-	-
Donated services	72,377	-	15,260
General and administrative	700,871	46,394	316
Foreign currency transaction loss (gain)	104,266	708	(23,523)
Mineral property and exploration costs	4,739,777	-	-
Management fees	756,226	34,403	-
Professional fees	1,367,837	42,709	19,272
Travel costs	335,415	-	-
Write-off deferred acquisition cost	400,000	-	-
Provision against Minanca loan	6,100,000	-	-
	14,582,019	124,214	11,325
Other income (expense)
Interest income and other	42,707	-	-
Interest expense	(304,413)	(36)	(10,368)
Loss on sale of investment	(126,182)	-	-
Gain on sale of mineral property right	1,376,228	-	-
	988,340	(36)	(10,368)
Net Loss	(13,593,679)	(124,250)	(21,693)

Net Loss Per Share – Basic and Diluted		*	*
Weighted Average Shares Outstanding		103,261,507	79,349,908

* Amount is less than $0.01 per share
The accompanying notes are an integral part of these financial statements.

Page - 4

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

STATEMENTS OF CASH FLOWS

PANEX RESOURCES INC.	Cumulative	For the	For the
(An exploration stage enterprise)	May 28, 2004	Three Months	Three Months
Statements of Cash Flows	(inception)	Ended	Ended
	to November 30	November 30	November 30
(Unaudited)	2012	2012	2011
(Expressed in U.S. Dollars)	$	$	$
Cash Flows From Operating Activities
Net loss	(13,593,679)	(124,250)	(21,693)
Adjustments to reconcile net loss to cash used in Operating activities
Foreign currency transaction loss (gain)	104,266	708	(23,523)
Gain on sale of mineral property rights	(586,228)	-	-
Loss on sale of investment	126,181	-	-
Gain on extinguishment of debt	(10,426)	-	-
Donated services and expenses	77,627	-	15,260
Expenses paid by issue of common stock	500	-	-
Stock option compensation expense	221,756	-	-
Write-off deferred acquisition costs	400,000	-	-
Provision against Minanca loan	6,100,000	-	-
Change in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	1,010,451	(35,829)	25,554
Increase (decrease) in amounts due to related parties	176,822	14,712	(6,804)
Net Cash Used in Operating Activities	(5,972,730)	(144,659)	(11,206)
Cash Flows From Investing Activities
Cash received from sale of investment	250,047	-	-
Cash received from sale of mineral property rights	210,000	-	-
Deferred acquisition costs	(400,000)	-	-
Loan advances	(7,100,000)	-	-
Repayment of loan advance	1,000,000	-	-
Net Cash Used in Investing Activities	(6,039,953)	-	-
Cash Flows From Financing Activities
Loan from related parties	594,313	-	-
Loan repaid to related parties	(576,483)	-	-
Loan from unrelated third parties	330,000	100,000	-
Deposits received for common shares to be issued	40,000	-	-
Common shares issued for cash	11,647,739	-	-
Net Cash Provided by Financing Activities	12,035,569	100,000	-
Effect of Exchange Rates on Cash	(2,454)	(708)	(876)
Increase (decrease) in Cash	20,432	(45,367)	(12,082)
Cash at Beginning of Period	-	65,799	19,357
Cash at End of Period	20,432	20,432	7,275

The accompanying notes are an integral part of these financial statements.

Page - 5

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

PANEX RESOURCES INC.
(An exploration stage enterprise)
Statements of Stockholder’s Equity (Deficiency) and Comprehensive Income (Loss)
May 28, 2004 (inception) to November 30, 2012
(Expressed in U.S. Dollars)
	Common Shares #	Stock Amount $	Additional paid-in capital $	Donated Capital $	Accumulated (deficit) during exploration stage $	Total stockholders' equity (deficiency) $
Balances, May 28, 2004 (Date of inception)
Common stock issued for services to president	6,000,000	6,000	(5,500)	-	-	500
Return and cancellation of shares	(6,000,000)	(6,000)	6,000	-	-	-
Net loss					(500)	(500)
Balances, August 31, 2004	-	-	500	-	(500)	-
Common stock issued for cash	64,500,000	64,500	(17,750)	-	-	46,750
Return and cancellation of shares	(30,000,000)	(30,000)	30,000	-	-	-
Donated rent	-	-	-	3,000	-	3,000
Donated services	-	-	-	6,000	-	6,000
Net loss					(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	39,981
Common stock issued for cash	1,964,285	1,964	4,498,036	-	-	4,500,000
Donated rent	-	-	-	2,250	-	2,250
Donated services	-	-	-	4,500	-	4,500
Net loss					(848,560)	(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	15,750	(864,829)	3,698,171
Common stock issued for cash	7,632,500	7,632	6,098,368			6,106,000
Net loss					(10,943,990)	(10,943,990)
Balances, August 31, 2007	44,096,785	44,096	10,609,154	15,750	(11,808,819)	(1,139,819)
Net loss					(66,651)	(66,651)
Balances, August 31, 2008	44,096,785	44,096	10,609,154	15,750	(11,875,470)	(1,206,470)
Common stock issued for cash	1,600,000	1,600	14,400			16,000
Common stock issued for settlement of debt	14,000,000	14,000	126,000			140,000
Shares to be issued	-	-	30,000			30,000
Net loss					(154,585)	(154,585)
Balances, August 31, 2009	59,696,785	59,696	10,779,554	15,750	(12,030,055)	(1,175,055)
Common stock issued for cash received in December 2008	4,000,000	4,000	6,000	-	-	10,000
Common stock issued for settlement of debt	3,350,000	3,350	30,150	-	-	33,500
Net loss					(213,860)	(213,860)
Balances, August 31, 2010	67,046,785	67,046	10,815,704	15,750	(12,243,915)	(1,345,415)
Common stock issued for settlement of accounts payable, accrued liabilities and debt	12,303,123	12,303	602,853	-	-	615,156
Donated services	-	-	-	31,617	-	31,617
Net loss					(299,498)	(299,498)
Balances, August 31, 2011	79,349,908	79,349	11,418,557	47,367	(12,543,413)	(998,140)
Donated services	-	-	-	30,260	-	30,260
Issuance of common stock for settlement of debt and accounts payable in February 20126)	8,477,553	8,478	161,073	-	-	169,551
Common stock issued for cash at $0.08 per share	12,237,075	12,237	966,752	-	-	978,989
Common stock issued for settlement of debt and accounts payable in March 2012	3,196,971	3,197	252,561	-	-	255,758
Stock option compensation expense	-	-	221,756	-	-	221,756
Net loss	-	-	-	-	(926,016)	(926,016)
Balances, August 31, 2012	103,261,507	103,261	13,020,699	77,627	(13,469,429)	(267,842)
Net loss	-	-	-	-	(124,250)	(124,250)
Balances, November 30, 2012	103,261,507	103,261	13,020,699	77,627	(13,593,679)	(392,092)

The accompanying notes are an integral part of these financial statements.

Page - 6

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

1.	Organization, Nature of Business, Going Concern and Management’s Plans

Panex Resources Inc. (‘Panex” or the “Company”) was incorporated in the State of Nevada on May 28, 2004. The Company is considered to be an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of mineral resources.

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Since its inception on May 28, 2004, the Company has not generated revenue and has incurred net losses.  The Company incurred a net loss of $124,250 for the three months ended November 30, 2012, and a deficit accumulated during the exploration stage of $13,593,679 for the period May 28, 2004 (inception) through November 30, 2012.  Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Page - 7

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

b.	Use of Estimates

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

c.	Basic and Diluted Net Income (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period including common stock issued effective the date committed.  Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations.  Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities.  During the reporting periods the diluted earnings (loss) per share was equivalent to the basic earnings (loss) per share because all potentially dilutive securities were anti-dilutive due to the net losses incurred.  Potentially dilutive securities consist of stock options outstanding at the end of the reporting period.  Stock options outstanding as at November 30, 2012 were 8,000,0000 (November 30, 2011: Nil).

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

Page - 8

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

As of reporting period, the Company did not have any assets or liabilities that were measured at fair value on a recurring or non-recurring basis.

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

j.	Foreign Currency Translation and Transactions

The Company’s functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated into the United States dollar using the exchange rate prevailing at the balance sheet date.   Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.

k.	Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist of cash.  The Company’s cash is in demand deposit accounts placed with federally insured financial institutions in Canada.

l.	Interim Financial Statements

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

Page - 9

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

The unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended August 31, 2012, which are included in the Company’s Annual Report on Form 10-K.

m.	Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability.  Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financial statements properly reflect the change.  A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, the Company has not determined whether implementation of such proposed standards would be material to the Company’s financial statements.  New pronouncements assessed by the Company recently are discussed below:

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

In August 2012, the Company's Board of Directors approved the issuance of stock options as an incentive to obtain services of key employees, directors and consultants of the Company.  The following is a summary of stock option activity and the status of stock options outstanding and exercisable at November 30, 2012:

	Stock Options #	Weighted Average Exercise Price $	Remaining Contractual Life (years) As At	Aggregate Intrinsic value As At
Outstanding and exercisable at August 31, 2011	-	-	-	-
Granted on August 3, 2012	8,000,000	0.08	4.92	-
Outstanding and exercisable at August, 31, 2012	8,000,000	0.08	4.92	-
Granted during the quarter end November 30, 2012	-	-	-	-
Outstanding and exercisable at November, 30, 2012	8,000,000	0.08	4.67	-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on November 30, 2012.

Effective August 3, 2012, the Company’s board of directors granted 8,000,000 stock purchase options.  Each of the options has an issue date, effective date and vesting date of August 3, 2012, with an exercise price of $0.08 per share.  The term of these options is five years.  The options are exercisable at any time from the grant date up to and including August 2, 2017.  There is no unrecognised compensation expense at November 30, 2012.  All related compensation expense was recognized on August 31, 2012 as the options were vested in full on that date.  No options were granted during the period ended November 30, 2012.

Page - 10

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

4.	Related Party Transactions

a.	There were no donated services provided by the president of the Company during the three months ended November 30, 2012 (November 30, 2011: $15,260).

b.
The Company incurred $34,403 management fees during the three months ended November 30, 2012 (prior period: $Nil) for services provided by the president of the Company.  Management fees are 10,000 Swiss Francs per month and the agreement expires in December 2015, however can be terminated with 6 months notice. As of November 30, 2012, the Company has an accrued liability of $21,538 for management fees and travel expenses due to this related party.

c.
Included in professional fees during the three months ended November 30, 2012 were $22,615 in consulting fees recognized for services performed by Coresco AG (prior period: $11,772), including the amount paid to the Chief Financial Officer.  Consulting fees are 7,000 Swiss Francs per month and the agreement, which may be extended, expires in December 2015.  The President and CFO exert significant influence over this company.  The fees are in relation to work performed for fund raising, corporate office and management activities.  As of November 30, 2012, the Company has an accrued liability of $24,768 due to this related party.

5.	Loans and Borrowings

In March and July 2007, the Company received loan proceeds of $240,000 and $500,000 respectively from an unrelated third party.  These loans were unsecured bearing interest at 8% per annum, with no fixed repayment date, but the understanding with the lender was that the loans will be repaid from the proceeds of future equity financings and/or the repayment of amounts lent to Minanca.  On December 20, 2010, principal of $46,892 and interest of $15,751 was assigned to this third party.  In December 2010, $267,072 of this loan as well as $200,310 of accrued interest on this loan was settled by the issue of 9,347,640 shares.  In May 31, 2012 this loan was settled in full for $560,000, resulting in a gain on extinguishment of $10,426, which is included within interest income and other for the year ended August 31, 2012.

In January 2011, the Company received loan proceeds of $50,000, from an unrelated third party.  This loan was unsecured, and had no stated interest rate.  This amount was settled for issuance of 2,500,000 shares of common stock in February 2012.

In September and November 2012, the Company received loan proceeds of $75,000 and $25,000 respectively (totalling $100,000), from an unrelated third party.  The loan is unsecured, and had no stated interest rate.   $75,000 of these funds received was used to pay an aged outstanding accounts payable in December 2012.

6.	Material Contingencies and Commitments

Panex has no material contingencies or long-term commitments.

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

Page - 11

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

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

Page - 12

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

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

On June 15, 2012, the Securities and Exchange Commission declared Panex’s Form S-1 Registration Statement effective, file number 333-172375, permitting Panex to offer up to 30,000,000 shares of common stock at $0.08 per share.  The offering was being conducted on a best efforts basis and there was no underwriter involved in this public offering.  Through August 31, 2012, Panex received and accepted 22 subscription agreements and received an aggregate $978,989 in proceeds from those subscriptions and issued 12,237,075 shares of common stock.  No further subscriptions were received and the offering was closed on December 12, 2012.  Panex intends on applying the proceeds to ongoing operations, paying accounts payable, paying for offering expenses, assessing and evaluating possible new mineral project opportunities, and, subject to acquiring any such new projects, funding the exploration on such projects.

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

Page - 13

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF PANEX RESOURCES INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Uncertainties Relating To Forward-Looking Statements

This Form 10-Q Quarterly Report for the quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Panex Resources Incorporated capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Panex files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-Q Quarterly Report for quarterly report, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

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

On June 15, 2012, the Securities and Exchange Commission declared Panex’s Form S-1 Registration Statement effective, file number 333-172375, permitting Panex to offer up to 30,000,000 shares of common stock at $0.08 per share.  The offering was being conducted on a best efforts basis and there was no underwriter involved in this public offering.  Through August 31, 2012, Panex received and accepted 22 subscription agreements and received an aggregate $978,989 in proceeds from those subscriptions and issued 12,237,075 shares of common stock.  No further subscriptions were received and the offering was closed on December 12, 2012.  Panex intends on applying the proceeds to ongoing operations, paying accounts payable, paying for offering expenses, assessing and evaluating possible new mineral project opportunities, and, subject to acquiring any such new projects, funding the exploration on such projects.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Results of Operations

Panex has generated no operating revenues since its inception on May 28, 2004 through November 30, 2012.

For the three months ended November 30, 2012, Panex had net interest expense of $36, compared to $10,368 for the three months ended November 30, 2011.  Total expenses for the three months ended November 30, 2012 were $124,250 compared to $21,693 for the three months ended November 30, 2011.  Expenses were higher in the three month period ended November 30, 2012 than the three month period ended November 30, 2011 due to renewed activities to recapitalize the Company and seek new investment opportunities.

Page - 15

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

Liquidity and Capital Resources

The financial statements have been prepared assuming that we will continue as a going concern.  Since inception in May 2004, the Company has not generated revenue and has incurred net losses.  The Company has a working capital deficit of $392,092 at November 30, 2012, incurred net losses of $124,250 for the three months ended November 30, 2012, and has a deficit accumulated during the exploration stage of $13,593,679 for the period from May 28, 2004 (inception) through November 30, 2012.

Accordingly, the Company has not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund operations.  These conditions (as indicated in the 2012 audit report of our Independent Registered Public Accounting Firm) raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended November 30, 2012, Panex used cash of $144,659 in operating activities compared to $11,206 in the three months ended November 30, 2011.  The proceeds from the capital raised during the period has been used in part to repay liabilities incurred by the Company.  The Company intends to conserve cash reserves to the greatest extent possible and use the cash for investment opportunities.  As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations.  Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources to continue its operations.

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

In September and November 2012, the Company received loan proceeds of $75,000 and $25,000 respectively (totalling $100,000), from an unrelated third party.  The loan is unsecured, and had no stated interest rate.   $75,000 of these funds received was used to pay an aged outstanding accounts payable in December 2012.

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

Page - 16

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

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

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Klaus Eckhof, Panex’s Chief Executive Officer and Ross Doyle, Panex’s Chief Financial Officer, have evaluated the effectiveness of Panex’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, Mr Eckhof and Mr Doyle have concluded that, as of the Evaluation Date, Panex’s disclosure controls and procedures are not effective in alerting Panex on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act, for the reasons listed in Item 9A of the Company’s Form 10-K filing for the year ended August 31, 2012.

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
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter of the fiscal year covered by this report, (i) Panex did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Panex did not sell any unregistered equity securities:

On June 15, 2012, the Securities and Exchange Commission declared Panex’s Form S-1 Registration Statement effective, file number 333-172375, permitting Panex to offer up to 30,000,000 shares of common stock at $0.08 per share.  The offering is being conducted on a best efforts basis and there is no underwriter involved in this public offering.  At the close of the public offer on December 12, 2012, Panex has received and accepted 22 subscription agreements and received an aggregate $978,989 in proceeds from those subscriptions and issued 12,237,075 shares of common stock.  Panex intends on applying the proceeds to ongoing operations, paying accounts payable, paying for offering expenses, assessing and evaluating possible new mineral project opportunities, and, subject to acquiring any such new projects, funding the exploration on such projects.

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

Page - 18

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

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
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Panex Resources Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PANEX RESOURCES INC.
/s/ Klaus Eckhof
Name: Klaus Eckhof
Title: President and CEO
Principal Executive Officer
January 11, 2013

/s/ Ross Doyle
Name: Ross Doyle
Title: CFO
Principal Financial Officer
January 11, 2013

Page - 20

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

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

January 11, 2013

Page - 21

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

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
January 11, 2013

Page - 22

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

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

January 11, 2013

Page - 23

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2012 (UNAUDITED)

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

January 11, 2013

Page - 24