Form 10-Q
period 2013-02-28
Panex Resources Inc.
filed 2013-04-12
CIK 1345756

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2013

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
☒Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 12, 2013
Common Stock – $0.001 par value	103,261,507

Page - 1

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

Page - 2

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BALANCE SHEETS

PANEX RESOURCES INC.
(An exploration stage enterprise)	As at	As at
Balance Sheets	February 28,	August 31
	2013 (Unaudited)	2012
(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Cash	6,970	65,799
Total current assets	6,970	65,799
Total assets (all current)	6,970	65,799

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	277,093	302,047
Accounts payable and accrued expenses – related parties (Note 4)	96,334	31,594
Loans and borrowings (Note 5)	100,000	-
Total liabilities (all current)	473,427	333,641

Stockholders’ Equity (Deficiency)
Common stock
Authorized: 500,000,000 (2012: 500,000,000) common shares with par value of $0.001 each
Issued and outstanding: 103,261,507 (2012: 103,261,507) common shares	103,261	103,261
Additional paid-in capital	13,020,699	13,020,699
Donated capital	77,627	77,627
Accumulated deficit during the exploration stage	(13,668,044)	(13,469,429)
Stockholder’ equity (deficiency)	(466,457)	(267,842)
Total liabilities and stockholders’ equity (deficiency)	6,970	65,799

The accompanying notes are an integral part of these financial statements.

Page - 3

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

STATEMENTS OF OPERATIONS

PANEX RESOURCES INC.	Cumulative	For the	For the	For the	For the
(An exploration stage enterprise)	May 28, 2004	Three Months	Three Months	Six Months	Six Months
Statements of Operations	(inception)	Ended	Ended	Ended	Ended
	to February 28	February 28	February 29	February 28	February 29
(Unaudited)	2013	2013	2012	2013	2012
(Expressed in U.S. Dollars)	$	$	$	$	$

Operating Expenses
Donated rent	5,250	-	-	-	-
Donated services	72,377	-	15,000	-	30,260
General and administrative	727,423	26,552	637	72,946	953
Foreign currency transaction loss (gain)	104,559	293	8,465	1,001	(15,058)
Mineral property and exploration costs	4,739,777	-	-	-	-
Management fees	783,254	27,028	-	61,431	-
Professional fees	1,388,329	20,492	241,772	63,201	261,044
Travel costs	335,415	-	-	-	-
Write-off deferred acquisition cost	400,000	-	-	-	-
Provision against Minanca loan	6,100,000	-	-	-	-
	14,656,384	74,365	265,874	198,579	277,199
Other income (expense)
Interest income	42,707	-	-	-	-
Interest expense	(304,413)	-	(11,185)	(36)	(21,553)
Loss on sale of investment	(126,182)	-	-	-	-
Gain on sale of mineral property right	1,376,228	-	-	-	-
	988,340	-	(11,185)	(36)	(21,553)
Net Loss	(13,668,044)	(74,365)	(277,059)	(198,615)	(298,752)

Net Loss Per Share – Basic and Diluted		*	*	*	*
Weighted Average Shares Outstanding		103,261,507	79,908,868	103,261,507	79,584,095

* amount is less than $0.01 per share
The accompanying notes are an integral part of these financial statements.

Page - 4

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

STATEMENTS OF CASH FLOWS

PANEX RESOURCES INC.	Cumulative	For the	For the
(An exploration stage enterprise)	May 28, 2004	Six Months	Six Months
Statements of Cash Flows	(inception)	Ended	Ended
	to February 28	February 28	February 29
(Unaudited)	2013	2013	2012
(Expressed in U.S. Dollars)	$	$	$
Cash Flows From Operating Activities
Net loss	(13,668,044)	(198,615)	(298,752)
Adjustments to reconcile net loss to cash used in operating activities
Foreign currency transaction loss (gain)	104,559	1,001	(15,058)
Gain on sale of mineral property rights	(586,228)	-	-
Loss on sale of investment	126,181	-	-
Extinguishment of debt	(10,426)	-
Donated services and expenses	77,627	-	30,260
Expenses paid by issue of common stock	500	-	-
Options expense	221,756	-
Write-off deferred acquisition costs	400,000	-	-
Provision against Minanca loan	6,100,000	-	-
Change in operating assets and liabilities
Increase (decrease) in accounts payable and accrued expenses	1,021,326	(24,954)	343,684
Increase (decrease) in amounts due to related parties	226,850	64,740	(71,977)
Net Cash Used in Operating Activities	(5,985,899)	(157,828)	(11,843)
Cash Flows From Investing Activities
Cash received from sale of investment	250,047	-	-
Cash received from sale of mineral property rights	210,000	-	-
Deferred acquisition costs	(400,000)	-	-
Loan advances	(7,100,000)	-	-
Repayment of loan advance	1,000,000	-	-
Net Cash Used in Investing Activities	(6,039,953)	-	-
Cash Flows From Financing Activities
Loan from related parties	594,313	-	-
Loan repaid to related parties	(576,483)	-	-
Loan from unrelated third parties	330,000	-	-
Deposits received for common shares to be issued	40,000	100,000	162,000
Common shares issued for cash	11,647,739	-	-
Net Cash Provided by Financing Activities	12,035,569	100,000	162,000
Effect of Exchange Rates on Cash	(2,747)	(1,001)	(876)
Increase (decrease) in Cash	6,970	(58,829)	149,281
Cash at Beginning of Period	-	65,799	19,357
Cash at End of Period	6,970	6,970	168,638
The accompanying notes are an integral part of these financial statements.

Page - 5

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

PANEX RESOURCES INC.
(An exploration stage enterprise)
Statements of Stockholder’s Equity (Deficiency) and Comprehensive Income (Loss)
May 28, 2004 (inception) to February 28, 2013
(Expressed in U.S. Dollars)
	Common Stock Shares Amount		Additional paid-in capital	Donated Capital	Accumulated (deficit) during exploration stage	Total stockholders' equity (deficiency)
	#	$	$	$	$	$
Balances, May 28, 2004 (Date of inception)
Common stock issued for services to president	6,000,000	6,000	(5,500)	-	-	500
Return and cancellation of shares	(6,000,000)	(6,000)	6,000	-	-	-
Net loss					(500)	(500)
Balances, August 31, 2004	-	-	500	-	(500)	-
Common stock issued for cash	64,500,000	64,500	(17,750)	-	-	46,750
Return and cancellation of shares	(30,000,000)	(30,000)	30,000	-	-	-
Donated rent	-	-	-	3,000	-	3,000
Donated services	-	-	-	6,000	-	6,000
Net loss					(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	39,981
Common stock issued for cash	1,964,285	1,964	4,498,036	-	-	4,500,000
Donated rent	-	-	-	2,250	-	2,250
Donated services	-	-	-	4,500	-	4,500
Net loss					(848,560)	(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	15,750	(864,829)	3,698,171
Common stock issued for cash	7,632,500	7,632	6,098,368			6,106,000
Net loss					(10,943,990)	(10,943,990)
Balances, August 31, 2007	44,096,785	44,096	10,609,154	15,750	(11,808,819)	(1,139,819)
Net loss					(66,651)	(66,651)
Balances, August 31, 2008	44,096,785	44,096	10,609,154	15,750	(11,875,470)	(1,206,470)
Common stock issued for cash	1,600,000	1,600	14,400			16,000
Common stock issued for settlement of debt	14,000,000	14,000	126,000			140,000
Shares to be issued	-	-	30,000			30,000
Net loss					(154,585)	(154,585)
Balances, August 31, 2009	59,696,785	59,696	10,779,554	15,750	(12,030,055)	(1,175,055)
Common stock issued for cash received in December 2008	4,000,000	4,000	6,000	-	-	10,000
Common stock issued for settlement of debt	3,350,000	3,350	30,150	-	-	33,500
Net loss					(213,860)	(213,860)
Balances, August 31, 2010	67,046,785	67,046	10,815,704	15,750	(12,243,915)	(1,345,415)
Common stock issued for settlement of accounts payable, accrued liabilities and debt	12,303,123	12,303	602,853	-	-	615,156
Donated services	-	-	-	31,617	-	31,617
Net loss					(299,498)	(299,498)
Balances, August 31, 2011	79,349,908	79,349	11,418,557	47,367	(12,543,413)	(998,140)
Donated services	-	-	-	30,260	-	30,260
Issuance of common stock for settlement of debt and accounts payable in February 20126)	8,477,553	8,478	161,073	-	-	169,551
Common stock issued for cash at $0.08 per share	12,237,075	12,237	966,752	-	-	978,989
Common stock issued for settlement of debt and accounts payable in March 2012	3,196,971	3,197	252,561	-	-	255,758
Stock option compensation expense	-	-	221,756	-	-	221,756
Net loss	-	-	-	-	(926,016)	(926,016)
Balances, August 31, 2012	103,261,507	103,261	13,020,699	77,627	(13,469,429)	(267,842)
Net loss	-	-	-	-	(198,615)	(198,615)
Balances, February 28, 2013	103,261,507	103,261	13,020,699	77,627	(13,668,044)	(466,457)

The accompanying notes are an integral part of these financial statements.

Page - 6

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

1.	Organization, Nature of Business, Going Concern and Management’s Plans

Panex Resources Inc. (‘Panex” or the “Company”) was incorporated in the State of Nevada on May 28, 2004. The Company is considered to be an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of mineral resources.

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Since its inception on May 28, 2004, the Company has not generated revenue and has incurred net losses.  The Company incurred a net loss of $198,615 for the six months ended February 28, 2013, and a deficit accumulated during the exploration stage of $13,668,044 for the period May 28, 2004 (inception) through February 28, 2013.  Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

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

c.	Basic and Diluted Net Income (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period including common stock issued effective the date committed.  Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations.  Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities.  During the reporting periods the diluted earnings (loss) per share was equivalent to the basic earnings (loss) per share because all potentially dilutive securities were anti-dilutive due to the net losses incurred.  Potentially dilutive securities consist of stock options outstanding at the end of the reporting period.  Stock options outstanding as at February 28, 2013 were 8,000,0000 (February 29, 2012: Nil).

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
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

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
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

The unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended August 31, 2012, which are included in the Company’s Annual Report on Form 10-K.

m.	Recent Accounting Pronouncements

Management has evaluated any recently issued accounting pronouncements to determine their applicability and does not believe that any of these pronouncements will have a significant impact on the Company’s financial statements.

3.	Stock Options

In August 2012, the Company's Board of Directors approved the issuance of stock options as an incentive to obtain services of key employees, directors and consultants of the Company.  The following is a summary of stock option activity and the status of stock options outstanding and exercisable at February 28, 2013:

	Stock Options #	Weighted Average Exercise Price $	Remaining Contractual Life (years) As At	Aggregate Intrinsic value As At
Outstanding and exercisable at August 31, 2011	-	-	-	-
Granted on August 3, 2012	8,000,000	0.08	4.92	-
Outstanding and exercisable at August, 31, 2012	8,000,000	0.08	4.92	-
Granted during the six months ended February 28, 2013	-	-	-	-
Outstanding and exercisable at February, 28, 2013	8,000,000	0.08	4.42	-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on February 28, 2013.

Effective August 3, 2012, the Company’s board of directors granted 8,000,000 stock purchase options.  Each of the options has an issue date, effective date and vesting date of August 3, 2012, with an exercise price of $0.08 per share.  The term of these options is five years.  The options are exercisable at any time from the grant date up to and including August 2, 2017.  There is no unrecognised compensation expense at February 28, 2013.  All related compensation expense was recognized on August 31, 2012 as the options were vested in full on that date.  No options were granted during the period ended February 28, 2013.

Page - 10

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

4.	Related Party Transactions

a.	There were no donated services provided by the president of the Company during the six months ended February 28, 2013 (February 29, 2012: $30,260).

b.
The Company incurred $43,076 management fees during the six months ended February 28, 2013 (prior period: $nil) for services provided by the president of the Company.  Management fees are 10,000 Swiss Francs per month and the agreement expires in December 2015, however can be terminated with 6 months notice. As of February 28, 2013, the Company has an accrued liability of $32,400 for management fees and travel expenses due to these related parties.

c.
Included in professional fees during the six months ended February 28, 2013 were $45,230 in consulting fees recognized for services performed by Coresco AG (prior period: $39,618), including the amount paid to the Chief Financial Officer.  Consulting fees are 7,000 Swiss Francs per month and the agreement, which may be extended, expires in December 2015.  The President and CFO exert significant influence over this company.  The fees are in relation to work performed for fund raising, corporate office and management activities.  As of February 28, 2013, the Company has an accrued liability of $63,934 due to this related party.

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

In September and November 2012, the Company received loan proceeds of $75,000 and $25,000 respectively (totaling $100,000), from an unrelated third party. The loan is unsecured, and has no stated interest rate. $75,000 of these funds received was used to pay aged outstanding accounts payable in December 2012.

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
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

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
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

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

On June 15, 2012, the Securities and Exchange Commission declared Panex’s Form S-1 Registration Statement effective, file number 333-172375, permitting Panex to offer up to 30,000,000 shares of common stock at $0.08 per share. The offering was being conducted on a best efforts basis and there was no underwriter involved in this public offering. Through August 31, 2012, Panex received and accepted 22 subscription agreements and received an aggregate $978,989 in proceeds from those subscriptions and issued 12,237,075 shares of common stock. No further subscriptions were received and the offering was closed on December 12, 2012. Panex utilized the proceeds to ongoing operations, paying accounts payable, paying for offering expenses, assessing and evaluating possible new mineral project opportunities, and, subject to acquiring any such new projects, funding the exploration on such projects.

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
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF PANEX RESOURCES INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Uncertainties Relating To Forward-Looking Statements

This Form 10-Q Quarterly Report for the quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Panex Resources Inc. capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Panex files with the Securities and Exchange Commission.

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

The Company conducts principal and technical activities from Coresco AG, Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland.  The telephone number is (+41)41 711 0281.  These offices are provided to the Company on a month-to-month basis.  The Company believes these offices are adequate for the business requirements during the next 12 months.  The Company does not own any real property.  Panex maintains its statutory registered agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014.

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
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

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

On June 15, 2012, the Securities and Exchange Commission declared Panex’s Form S-1 Registration Statement effective, file number 333-172375, permitting Panex to offer up to 30,000,000 shares of common stock at $0.08 per share.  The offering was being conducted on a best efforts basis and there was no underwriter involved in this public offering.  Through August 31, 2012, Panex received and accepted 22 subscription agreements and received an aggregate $978,989 in proceeds from those subscriptions and issued 12,237,075 shares of common stock.  No further subscriptions were received and the offering was closed on December 12, 2012.  Panex utilized the proceeds to ongoing operations, paying accounts payable, paying for offering expenses, assessing and evaluating possible new mineral project opportunities, and, subject to acquiring any such new projects, funding the exploration on such projects.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Results of Operations

Panex has generated no operating revenues since its inception on May 28, 2004 through February 28, 2013.

For the three and six month periods ended February 28, 2013, Panex had net interest expense of $nil and $36 respectively, compared to $11,185 and $21,553 for the three and six month periods ended February 29, 2012.  Total expenses for the three and six months ended February 28, 2013 were $74,365 and $198,579 respectively, compared to $265,874 and $277,199 for the three and six months ended February 29, 2012.  Expenses were lower in the three and six month periods ended February 28, 2013 than the three and six-month periods ended February 29, 2012 largely in consideration of more efficient capital and operational management.

Page - 15

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

Liquidity and Capital Resources

The financial statements have been prepared assuming that we will continue as a going concern.  Since inception in May 2004, the Company has not generated revenue and has incurred net losses.  The Company has a working capital deficit of $466,457 at February 28, 2013, incurred net losses of $198,615 for the six months ended February 28, 2013, and has a deficit accumulated during the exploration stage of $13,668,044 for the period from May 28, 2004 (inception) through February 28, 2013.

Accordingly, the Company has not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund operations.  These conditions (as indicated in the 2012 audit report of our Independent Registered Public Accounting Firm) raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended February 28, 2013, Panex used cash of $157,828 in operating activities compared to $11,843 in the six months ended February 29, 2012.  The proceeds from the capital raised during the period has been used to repay liabilities incurred by the Company.  The company intends to conserve cash reserves to the greatest extent possible and use the cash for investment opportunities.  As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations.  Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources to continue its operations.

During the six months ended February 28, 2013 and 2012 respectively, no cash was used to repay any debt.  During March 2012, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company’s common stock, par value $0.001, at a per share price of $0.08 per share.  As a result, the Company will no longer be indebted as further set forth in the debt settlement agreements as follows:

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

Material Contingencies and Commitments

Except for the related party management and consulting agreements described in Note 4 to the financial statements, Panex has no contingencies or long-term commitments.

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

Recent Accounting Pronouncements

Management has evaluated any recently issued accounting pronouncements to determine their applicability and does not believe that any of these pronouncements will have a significant impact on the Company’s financial statements.

Page - 16

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

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
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

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

On June 15, 2012, the Securities and Exchange Commission declared Panex’s Form S-1 Registration Statement effective, file number 333-172375, permitting Panex to offer up to 30,000,000 shares of common stock at $0.08 per share.  The offering is being conducted on a best efforts basis and there is no underwriter involved in this public offering.  At the close of the public offer on December 12, 2012, Panex has received and accepted 22 subscription agreements and received an aggregate $978,989 in proceeds from those subscriptions and issued 12,237,075 shares of common stock.  Panex utilized the proceeds to ongoing operations, paying accounts payable, paying for offering expenses, assessing and evaluating possible new mineral project opportunities, and, subject to acquiring any such new projects, funding the exploration on such projects.

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
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

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
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Panex Resources Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PANEX RESOURCES INC.

/s/ Klaus Eckhof
Name: Klaus Eckhof
Title: President and CEO
Principal Executive Officer
April 12, 2013

/s/ Ross Doyle
Name: Ross Doyle
Title: CFO
Principal Financial Officer
April 12, 2013

Page - 20

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

PANEX RESOURCES INC. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Klaus Eckhof, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ended February 28, 2013 of Panex Resources Inc.;

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

April 12, 2013

Page - 21

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

PANEX RESOURCES INC. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Ross Doyle, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ended February 28, 2013 of Panex Resources Inc.;

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

April 12, 2013

Page - 22

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Panex Resources Inc. (the “Company”) on Form 10-Q for the period ended February 28, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Klaus Eckhof, President, Chief Executive Officer of the Company and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

 /s/ Klaus Eckhof

Klaus Eckhof

Chief Executive Officer

April 12, 2013

Page - 23

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Panex Resources Inc. (the “Company”) on Form 10-Q for the period ended February 28, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ross Doyle, Chief Financial Officer, Treasurer, and Corporate Secretary of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

/s/ Ross Doyle

Ross Doyle

Chief Financial Officer

April 12, 2013

Page - 24