Form 10-Q
period 2013-05-31
Panex Resources Inc.
filed 2013-07-12
CIK 1345756

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2013

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
☒Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 12, 2013
Common Stock – $0.001 par value	118,261,507

Page - 1

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

Page - 2

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BALANCE SHEETS
PANEX RESOURCES INC.	As at	As at
(An exploration stage enterprise)	May 31	August 31
Balance Sheets	2013 (Unaudited)	2012
(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Cash	537	65,799
Total current assets	537	65,799
Total assets (all current)	537	65,799

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities
Accounts payable and accrued expenses	72,083	302,047
Accounts payable and accrued expenses related parties (Note 4(b))	138,026	31,594
Loans and borrowings	100,000	-
Total liabilities (all current)	310,109	333,641
Stockholders’ Equity (Deficiency)
Common stock
Authorized: 500,000,000 (2012: 500,000,000)
common shares with par value of $0.001 each
Issued and outstanding:
118,261,507 (2012: 103,261,507) common shares	118,261	103,261
Additional paid-in capital	13,080,699	13,020,699
Donated capital	77,627	77,627
Accumulated deficit during the exploration stage	(13,586,159)	(13,469,429)
Stockholder’ equity (deficiency)	(309,572)	(267,842)
Total liabilities and stockholders’ equity (deficiency)	537	65,799

The accompanying notes are an integral part of these financial statements.

Page - 3

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

STATEMENTS OF OPERATIONS

PANEX RESOURCES INC.	Cumulative	For the	For the	For the	For the
(An exploration stage enterprise)	May 28, 2004	Three Months	Three Months	Nine Months	Nine Months
Statements of Operations	(inception)	Ended	Ended	Ended	Ended
	to May 31	May 31	May 31	May 31	May 31
(Unaudited)	2013	2013	2012	2013	2012
(Expressed in U.S. Dollars)	$	$	$	$	$
Donated rent	5,250	-	-	-	-
Donated services	72,377	-	-	-	30,260
Listing and filing fees	2,396	2,396	-	2,396	-
Investor relation expenses	-	-	-	-	-
Directors fees	-	-	-	-	-
Management fees	814,542	-	(2,574)	61,431	(2,574)
Stock option compensation	221,756	-	-	-	-
Professional fees	1,433,760	45,431	(6,760)	108,632	254,284
Travel costs	335,415	-	-	-	-
General and administrative	584,089	77,881	303,234	140,943	304,187
Foreign currency transaction loss (gain)	104,595	36	1,070	1,037	(13,988)
Mineral property and exploration costs	4,739,777	-	-	-	-
Write-off deferred acquisition cost	400,000	-	-	-	-
Provision against Minanca loan	6,100,000	-	-	-	-
	14,813,957	125,744	294,970	314,439	572,169
Other income (expense)
Interest income	42,707	-	10,426	-	10,426
Interest expense	(304,413)	-	(64)	(36)	(21,617)
Loss on sale of investment	(126,182)	-	-	-	-
Extinguishment of liabilities	239,458	197,745	-	197,745	-
Gain on sale of mineral property right	1,376,228	-	-	-	-
	1,227,798	197,745	10,362	197,709	(11,191)
(Net Loss) / Income	(13,586,159)	72,001	(284,608)	(116,730)	(583,360)
Net Loss Per Share – Basic and Diluted		*	*	*	*
Weighted Average Shares Outstanding		111,503,265	97,434,323	106,018,860	85,607,687

* Amount is less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

Page - 4

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

STATEMENTS OF CASH FLOWS

PANEX RESOURCES INC.	Cumulative	For the	For the
(An exploration stage enterprise)	May 28, 2004	Nine Months	Nine Months
Statements of Cash Flows	(inception)	Ended	Ended
	to May 31	May 31	May 31
(Unaudited)	2013	2013	2012
(Expressed in U.S. Dollars)	$	$	$
Cash Flows From Operating Activities
(Net loss) income	(13,586,159)	(116,729)	(583,360)
Adjustments to reconcile net loss to cash used in operating activities
Foreign currency transaction loss (gain)	104,595	1,031	(13,988)
Gain on sale of mineral property rights	(586,228)	-	-
Loss on sale of investment	126,182	-	-
Extinguishment of debt	(208,171)	(197,745)	(10,426)
Donated services and expenses	77,627	-	30,260
Expenses paid by issue of common stock	500	-	-
Options expense	221,756	-	-
Write-off deferred acquisition costs	400,000	-	-
Provision against Minanca loan	6,100,000	-	-
Change in operating assets and liabilities
Increase (decrease) in receivables and other assets	-	-	-
Increase (decrease) in accounts payable and accrued liabilities	1,093,161	46,886	580,727
Increase (decrease) in amounts due to related parties	268,542	106,432	(165,381)
Net Cash Used in Operating Activities	(5,988,195)	(160,125)	(162,168)
Cash Flows From Investing Activities
Cash received from sale of investment	250,047	-	-
Cash received from sale of mineral property rights	210,000	-	-
Deferred acquisition costs	(400,000)	-	-
Loan advances	(7,100,000)	-	-
Repayment of loan advance	1,000,000	-	-
Net Cash Used in Investing Activities	(6,039,953)	-	-
Cash Flows From Financing Activities
Loan from related parties	594,313	-	-
Loan repaid to related parties	(576,483)	-	-
Loan from unrelated third parties	330,000	100,000	(560,000)
Deposits received for common shares to be issued	40,000	-	-
Common shares issued for cash	11,647,739	-	978,989
Net Cash Provided by Financing Activities	12,035,569	100,000	418,989
Effect of Exchange Rates on Cash	(6,884)	(5,138)	(1,944)
Increase (decrease) in Cash	537	(65,263)	254,877
Cash at Beginning of Period		65,800	19,357
Cash at End of Period	537	537	274,234

The accompanying notes are an integral part of these financial statements.

Page - 5

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

BY QUARTER MOVEMENT
PANEX RESOURCES INC (An exploration stage enterprise) Statements of Stockholder's Equity (Deficiency) and Comprehensive income (Loss)	Common Stock		Additional paid-in capital	Donated Capital	Accumulated (deficit) during exploration stage	Total stockholders' equity (deficiency)
May 28, 2004 (inception) to Balance Date	Shares Amount		$	$	$	$
(Expressed in U.S. Dollars)	# $
Balances, May 28, 2004 (Date of inception)
Common stock issued for services to president	6,000,000	6,000	(5,500)	-	-	500
Return and cancellation of shares	(6,000,000)	(6,000)	6,000	-	-	-
Net loss					(500)	(500)
Balances, August 31, 2004	-	-	500	-	(500)	-
Common stock issued for cash	64,500,000	64,500	(17,750)	-	-	46,750
Return and cancellation of shares	(30,000,000)	(30,000)	30,000	-	-	-
Donated rent	-	-	-	3,000	-	3,000
Donated services	-	-	-	6,000	-	6,000
Net loss					(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	39,981
Common stock issued for cash	1,964,285	1,964	4,498,036	-	-	4,500,000
Donated rent	-	-	-	2,250	-	2,250
Donated services	-	-	-	4,500	-	4,500
Net loss					(848,560)	(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	15,750	(864,829)	3,698,171
Common stock issued for cash	7,632,500	7,632	6,098,368			6,106,000
Net loss					(10,943,990)	(10,943,990)
Balances, August 31, 2007	44,096,785	44,096	10,609,154	15,750	(11,808,819)	(1,139,819)
Net loss					(66,651)	(66,651)
Balances, August 31, 2008	44,096,785	44,096	10,609,154	15,750	(11,875,470)	(1,206,470)
Common stock issued for cash	1,600,000	1,600	14,400			16,000
Common stock issued for settlement of debt	14,000,000	14,000	126,000			140,000
Shares to be issued	-	-	30,000			30,000
Net loss					(154,585)	(154,585)
Balances, August 31, 2009	59,696,785	59,696	10,779,554	15,750	(12,030,055)	(1,175,055)
Common stock issued for cash received in	4,000,000	4,000	6,000	-	-	10,000
December 2008						-
Common stock issued for settlement of debt	3,350,000	3,350	30,150	-	-	33,500
Net loss					(213,860)	(213,860)
Balances, August 31, 2010	67,046,785	67,046	10,815,704	15,750	(12,243,915)	(1,345,415)
Common stock issued for settlement of accounts	12,303,123	12,303	602,853	-	-	615,156
payable, accrued liabilities and debt						-
Donated services	-	-	-	31,617	-	31,617
Net loss					(299,498)	(299,498)
Balances, August 31, 2011	79,349,908	79,349	11,418,557	47,367	(12,543,413)	(998,140)
Donated services	-	-	-	30,260	-	30,260
Issuance of common stock for settlement of debt and accounts payable in February 2012)						-
	8,477,553	8,478	161,073	-	-	169,551
Common stock issued for cash at $0.08 per share	12,237,075	12,237	966,752	-	-	978,989
Common stock issued for settlement of debt and accounts payable in March 2012	3,196,971	3,197	252,561	-	-	255,758
Stock option compensation expense	-	-	221,756	-	-	221,756
Net loss	-	-	-	-	(926,016)	(926,016)
Balances, August 31, 2012	103,261,507	103,261	13,020,699	77,627	(13,469,429)	(267,842)
Common stock issued for settlement of debt and accounts payable on April 11, 2013 at 0.5 cents per share	15,000,000	15,000	60,000	-	-	75,000
Net loss	-	-	-	-	(116,730)	(116,730)
Balances, May 31, 2013	118,261,507	118,261	13,080,699	77,627	(13,586,159)	(309,572)

The accompanying notes are an integral part of these financial statements.

Page - 6

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

1.	Organization, Nature of Business, Going Concern and Management’s Plans

Panex Resources Inc. (‘Panex” or the “Company”) was incorporated in the State of Nevada on May 28, 2004. The Company is considered to be an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of mineral resources.

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Since its inception on May 28, 2004, the Company has not generated revenue and has incurred net losses.  The Company incurred a net loss of $116,730 for the nine months ended May 31, 2013, and a deficit accumulated during the exploration stage of $13,586,159 for the period May 28, 2004 (inception) through May 31, 2013.  Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

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
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

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
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

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

In August 2012, the Company's Board of Directors approved the issuance of stock options as an incentive to obtain services of key employees, directors and consultants of the Company.  The following is a summary of stock option activity and the status of stock options outstanding and exercisable at May 31, 2013:

	Stock Options #	Weighted Average Exercise Price $	Remaining Contractual Life (years) As At	Aggregate Intrinsic value As At
Outstanding and exercisable at August 31, 2011	-	-	-	-
Granted on August 3, 2012	8,000,000	0.08	4.92	-
Outstanding and exercisable at August, 31, 2012	8,000,000	0.08	4.92	-
Granted during the nine months ended May 31, 2013	-	-	-	-
Outstanding and exercisable at May 31, 2013	8,000,000	0.08	4.17	-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on May 31, 2013.

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

Page - 10

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

4.	Related Party Transactions

a.	There were no donated services provided by the president of the Company during the three and nine months ended May 31, 2013 (May 31, 2012: $30,260).

b.	The Company incurred management fees provided by the CEO during the three and nine months ended May 31, 2013 of $0 and $61,431 respectively (prior periods: $42,640 and $130,161 respectively).

c.
Included in general and administrative expenses during the three and nine months ended May 31, 2013 were $64,813 and $130,317 for CFO, Administration, Company Secretarial, Office Services and Support fees recognized for services performed by Coresco AG (prior period: $31,980 and $79,950) including the amount paid to the Chief Financial Officer.

d.
Included in general and administrative expenses during the three and nine months ended May 31, 2013 were $nil and $5,019 for Geographical Information Service fees recognized for services performed by Coresco AG (prior period: $nil and nil).

e.	As of May 31, 2013, the Company has an accrued liability of $138,026 due to these related parties.

5.	Loans and Borrowings

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
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

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
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

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

On April 11, 2013, the Company issued 15,000,000 restricted shares of common stock at a subscription price of $0.005 per share, for the settlement of $75,000 in accounts payable and accrued liabilities.

Financing Activities:

During April 2013, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company’s common stock, par value $0.001, at a per share price of $0.005 per share.  As a result, the Company extinguished certain liabilities as further set forth in the debt settlement agreements as follows:
-	Michel Muyiha, a creditor, for $75,000, for a total of 15,000,000 shares at a price of $0.005 per share.

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

On February 24, 2012, the Company entered into debt settlement agreements with creditors and related parties in consideration for the issuance of the Company’s common stock, par value $0.001, at a per share price of $0.02 per share.  As a result, the Company extinguished certain liabilities as further set forth in the debt settlement agreements as follows:
-	Ross Doyle, a related party for $ 39,551, for a total of 1,977,553 shares at a price of $0.02 per share.
-	Werte AG, a creditor, for $80,000, for a total of 4,000,000 shares at a price of $0.02 per share.
-	Lars Pearl, a creditor, for $50,000, for a total of 2,500,000 shares at a price of $0.02 per share.

8.	Subsequent Events

On June 20, 2013, Panex reached an agreement with Klaus Eckhof and Ross Doyle to cancel all of their outstanding stock options with Panex.  As a result of the cancellation of the 8 million stock options Panex currently has no outstanding stock options.

Page - 13

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

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

Page - 14

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

Panex has an authorized capital of 500,000,000 shares of common stock with a par value of $0.001 per share with 118,261,507 shares of common stock currently issued and outstanding.  On August 30, 2010, the authorized capital was increased from 75,000,000 shares of common stock to 500,000,000 shares of common stock.

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
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

Results of Operations

Panex has generated no operating revenues since its inception on May 28, 2004 through February 28, 2013.

For the three and nine month periods ended May 31, 2013, Panex had net interest expense of $nil and $36 respectively, compared to $64 and $21,617 respectively, for the three and nine month periods ended May 31, 2013.  Total expenses for the three and nine months ended May 31, 2013 were $125,744 and $314,439 respectively, compared to $294,970 and $572,169, respectively, for the three and nine months ended May 31, 2013.  Expenses were lower in the three and nine month periods ended May 31, 2013 than the three and nine month periods ended May 31, 2013 largely in consideration of more efficient capital and operational management.  Furthermore during the quarter end May 31, 2013 management worked closely with various vendors to negotiate the extinguishment and settlement of liabilities for a total amount of $197,745.

Liquidity and Capital Resources

The financial statements have been prepared assuming the Company will continue as a going concern.  Since inception in May 2004, the Company has not generated revenue and has incurred net losses.  The Company has a working capital deficit of $309,572 as at May 31, 2013, incurred net losses of $116,730 for the nine months ended May 31, 2013, and has a deficit accumulated during the exploration stage of $13,586,159 for the period from May 28, 2004 (inception) through May 31, 2013.

Accordingly, the Company has not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund operations.  These conditions (as indicated in the 2012 audit report of our Independent Registered Public Accounting Firm) raise substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended May 31, 2013, Panex used cash of $160,125 in operating activities compared to $162,168 in the nine months ended May 31, 2013.  As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations.  Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources to continue its operations.

During the nine months ended May 31, 2013 and 2012 respectively, no cash was used to repay any debt.

During April 2013, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company’s common stock, par value $0.001, at a per share price of $0.005 per share.  As a result, the Company extinguished certain liabilities as further set forth in the debt settlement agreements as follows:
-	Michel Muyiha, a creditor, for $75,000, for a total of 15,000,000 shares at a price of $0.005 per share.

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

Material Contingencies and Commitments

Except for the related party management consulting agreements described in Note 4 to the financial statements, Panex has no contingencies or long-term commitments.

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
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

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
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

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
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

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
101 *
Financial statements from the quarterly reports on Form 10-Q of Panex Resources Inc. for the quarter ended May 31, 2013, 2012 and beyond are formatted in XBRL:  (ii) the Balance Sheets, (ii) the Statements of Operations; (iii) the Statements of Cash Flows, and (iv) the Statements of Stockholders’ Equity (Deficit).
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
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Panex Resources Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PANEX RESOURCES INC.
/s/ Klaus Eckhof
Name: Klaus Eckhof
Title: President and CEO
Principal Executive Officer

July 12, 2013

/s/ Ross Doyle
Name: Ross Doyle
Title: CFO
Principal Financial Officer

July 12, 2013

Page - 20

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

PANEX RESOURCES INC. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Klaus Eckhof, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ended May 31, 2013 of Panex Resources Inc.;

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
July 12, 2013

Page - 21

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

PANEX RESOURCES INC. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Ross Doyle, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ended May 31, 2013 of Panex Resources Inc.;

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

July 12, 2013

Page - 22

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Panex Resources Inc. (the “Company”) on Form 10-Q for the period ended May 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Klaus Eckhof, President, Chief Executive Officer of the Company and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

 /s/ Klaus Eckhof

Klaus Eckhof

Chief Executive Officer

July 12, 2013

Page - 23

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Panex Resources Inc. (the “Company”) on Form 10-Q for the period ended May 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ross Doyle, Chief Financial Officer, Treasurer, and Corporate Secretary of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material aspects, the financial condition and result of operations of the Company.

/s/ Ross Doyle

Ross Doyle

Chief Financial Officer

July 12, 2013

Page - 24