Form 10-K
period 2013-08-31
Panex Resources Inc.
filed 2013-11-01
CIK 1345756

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

☒ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☒Yes   ☐ No

Page - 1

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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
☒Yes   ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $962,198 as of February 28, 2013.

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2013
Common Stock – $0.001 par value	118,261,507

Documents incorporated by reference: Refer to Exhibits

Page - 2

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

Page - 3

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

Page - 4

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

Page - 5

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

Page - 6

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

Page - 7

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

High & Low Bids
Period ended	High	Low	Source
31 August 2013	$0.02	$0.00	OTC Markets, Inc.
31 May 2013	$0.02	$0.00	OTC Markets, Inc.
28 February 2013	$0.02	$0.00	OTC Markets, Inc.
30 November 2012	$0.06	$0.02	OTC Markets, Inc.
31 August 2012	$0.10	$0.03	OTC Markets, Inc.
31 May 2012	$0.10	$0.06	OTC Markets, Inc.
28 February 2012	$0.08	$0.05	OTC Markets, Inc.
30 November 2011	$0.08	$0.04	OTC Markets, Inc.

b.	Holders of Record

Panex has approximately 69 holders of record of Panex’s common stock as of August 31, 2013 according to a shareholders’ list provided by Panex’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by Panex of the number of beneficial owners of common stock held in street name.  The transfer agent for Panex’s common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

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

d.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

Page - 8

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

Page - 9

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

Page - 10

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Since its inception on May 28, 2004, the Company has not generated revenue and has incurred net losses.  The Company incurred a net loss of $143,626 for the year ended August 31, 2013, and a deficit accumulated during the exploration stage of $13,613,055 for the period May 28, 2004 (inception) through August 31, 2013.  Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Page - 11

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

Results of Operations

Panex has generated no operating revenues since its inception on May 28, 2004 through August 31, 2013.

For the year ended August 31, 2013, Panex had net interest expense of $36, compared to $21,653 for the year ended August 31, 2012.  Total expenses for the year ended August 31, 2013 were $341,335 compared to $914,790 for the year ended August 31, 2012.  Expenses were lower in fiscal year 2013 than 2012 largely in consideration of more efficient capital and operational management.  Furthermore during the quarter end May 31, 2013 management worked closely with various vendors to negotiate the extinguishment and settlement of liabilities for a total amount of $197,745.

Liquidity and Capital Resources

The financial statements have been prepared assuming the Company will continue as a going concern.  Since inception in May 2004, the Company has not generated revenue and has incurred net losses.  The Company has a working capital deficit of $336,468 as at August 31, 2013, incurred net losses of $143,626 for the fiscal year 2013 compared to $926,017 for the fiscal year 2012, and has a deficit accumulated during the exploration stage of $13,613,055 for the period from May 28, 2004 (inception) through August 31, 2013.

Accordingly, the Company has not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund operations.  These conditions (as indicated in the 2013 audit report of our Independent Registered Public Accounting Firm) raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended August 31, 2013, Panex used cash of $183,101 in operating activities compared to $369,692 for the year ended August 31, 2012.  As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations.  Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources to continue its operations.

During the year ended August 31, 2012 $560,000 cash was used to repay debt (nil for year ended August 31, 2013).

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

In September 2012, November 2012 and June 2013 the Company received loan proceeds of $75,000, $25,000 and $10,000 respectively (totalling $110,000), from an unrelated third party.  The loan is unsecured, and had no stated interest rate.   $75,000 of these funds received was used to pay aged outstanding accounts payable in December 2012.

Page - 12

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

Page - 13

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

Critical Accounting Policies

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

Page - 14

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Panex’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Panex’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“ Exchange Act ”)) as of August 31, 2013.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Page - 15

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of August 31, 2013, Panex’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Page - 16

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

Changes in Internal Controls over Financial Reporting

There were no changes in Panex’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended August 31, 2013, that materially affected, or are reasonably likely to materially affect, Panex’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

During the fourth quarter of the year covered by this Form 10-K, Panex had no information to be disclosed as required on a Form 8-K that was not previously disclosed.

Page - 17

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

The names, addresses, ages and positions of Panex’s officers and directors that held their positions during or since the fiscal year ended August 31, 2013 are set forth below:

Name and Address	Age	Positions

Klaus Eckhof Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland	55	Chairman, Chief Executive Officer, Director

Ross Doyle Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland	41	Chief Financial Officer, Treasurer, Corporate Secretary

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

Ross Doyle (CA, BCOM): Mr Doyle has been the Chief Financial Officer, Treasurer, and Corporate Secretary of Panex since March 2012. Mr Doyle is a Chartered Accountant with over 15 years experience as a strategic business analyst and CFO working with large commodity trading firms and financial institutions including working at the head office of Glencore International AG. Subsequent to departing Glencore, Mr. Doyle has advised other commodity firms in a similar capacity, before joining the board of Aurora Gold Corporation in October 2011, the CFO of Alphamin Resources in May 2012 and the CFO of Panex in March 2012.

Page - 18

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

Page - 19

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

Page - 20

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

ITEM 11 – EXECUTIVE COMPENSATION

Panex has paid $145,286 and $329,492 in compensation to its named officers during its fiscal years ended August 31, 2013 and 2012, respectively.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan ($)	Non-qualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
Klaus Eckhof, Chairman, CEO, President^	2009 2010 2011 2012 2013	43,799 53,638 24,502 44,736 43,076	- - - - -	- - - - -	- - - 110,878 -	- - - - -	- - - - -	- - - - -	43,799 53,638 24,502 155,614 43,076
Ross Doyle CFO appointed March 26, 2012^	2012 2013	63,000 102,210	- -	- -	110,878 -	- -	- -	- -	173,878 102,210

^ Administration, accounting, SEC support, annual report preparation and lodgment, CFO and secretarial fees of $84,000 (2012: $42,000) was paid or payable to Coresco AG, a company in which Mr Eckhof and Mr Doyle has a beneficial interest.

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

Page - 21

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

Security Ownership of Certain Beneficial Owners (more than 5%)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner [1]	Percent of Class [2]
Shares of common stock	Michel Muhiya Faliaia Banque de Gestion Edmond de Rothschild 2 avenue de Monte-Carlo Monte-Carlo, 98000, Monaco	15,000,000	12.68%

[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 118,261,507 shares of common stock issued and outstanding as of October 5, 2013.

Security Ownership of Management
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner [1]	Percent of Class [2]
Shares of common stock	Klaus Eckhof Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland	-	0.00%
Shares of common stock	Ross Doyle Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland	1,977,553	1.67%
Shares of common stock	Directors and Executive Officers (as a group)		1.67%
[2] Based on 118,261,507 shares of common stock issued and outstanding as of October 5, 2013.

Changes in Control

Panex is not aware of any arrangement that may result in a change in control of Panex.

Page - 22

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

Consultant Agreements

Klaus Eckhof and Ross Doyle are beneficial shareholders in Coresco AG (Coresco).  Coresco charges $3,000 for office and facilities and administrative support and $7,000 for financial, management and statutory reporting, CFO and treasury functions, totaling to $10,000 per month.  This agreement was entered on December 1, 2011, and can be terminated with 6 months notice subsequent to December 31, 2012.

b.	Transactions with Promoters

During the past five fiscal years, Klaus Eckhof has been a promoter of Panex’s business, but has not received anything of value from Panex nor is entitled to receive anything of value from Panex for services provided as a promoter of the business of Panex.

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

Page - 23

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

2013 - $24,500 - GHP Horwath, P.C.
2012 - $33,800 - GHP Horwath, P.C.

b.	Audit–Related Fees

The aggregate fees billed in each of the last two fiscal years for audit related services by the principal accountants that are reasonably related to the performance of the audit or review of Panex’s financial statements and are not reported in the preceding paragraph:

2013 - $Nil - GHP Horwath, P.C.
2012 - $Nil - GHP Horwath, P.C.

c.	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013 - $Nil - GHP Horwath, P.C.
2012 - $Nil - GHP Horwath, P.C.

d.	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principle accountant, other than the services reported in paragraphs (a) and (b) was:

2013 - $Nil - GHP Horwath, P.C.
2012 - $Nil - GHP Horwath, P.C.

e.	Audit Committee

Panex does not have an Audit Committee.  Therefore Panex’s Board of Director’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the Board of Director’s pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

Page - 24

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

Page - 25

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Panex Resources Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PANEX RESOURCES INC.
/s/ Klaus Eckhof
Name: Klaus Eckhof
Title: President and CEO
Principal Executive Officer

November 1, 2013

/s/ Ross Doyle
Name: Ross Doyle
Title: CFO
Principal Financial Officer

November 1, 2013

Page - 26

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

EXHIBIT A
FINANCIAL STATEMENTS

Page - 27

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Panex Resources Inc. Board of Directors and Stockholders

We have audited the accompanying balance sheets of Panex Resources Inc. (an Exploration Stage Company) as of August 31, 2013 and 2012, and the related statements of operations, cash flows and stockholders’ equity (deficiency) for each of the years then ended, and for the period from May 28, 2004 (inception) through August 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panex Resources Inc. as of August 31, 2013 and 2012, and the results of its operations and cash flows for each of the years then ended, and for the period from May 28, 2004 (inception) through August 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company incurred a net loss of $143,626 for the year ended August 31, 2013, and a deficit accumulated during the exploration stage of $13,613,055 for the period from May 28, 2004 (inception) through August 31, 2013.  The Company also has a limited history and no revenue producing operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans with regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP HORWATH, P.C.

Denver, Colorado

November 1, 2013

Page - 28

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

BALANCE SHEETS

PANEX RESOURCES INC.	As at	As at
(An exploration stage enterprise)	August 31	August 31
Balance Sheets	2013	2012
(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Cash	519	65,799
Total current assets	519	65,799
Total assets (all current)	519	65,799

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities
Accounts payable and accrued expenses	63,344	302,047
Accounts payable and accrued expenses related parties (Note 4(b))	163,643	31,594
Accrued liabilities, other	-	-
Loans and borrowings, related party	-	-
Loans and borrowings	110,000	-
Deposits for common stock subscriptions	-	-
Total liabilities (all current)	336,987	333,641
Stockholders’ Equity (Deficiency)
Common stock
Authorized: 500,000,000 (2012: 500,000,000)
common shares with par value of $0.001 each
Issued and outstanding:
118,261,507 (2012: 103,261,507) common shares	118,261	103,261
Additional paid-in capital	13,080,699	13,020,699
Donated capital	77,627	77,627
Advances for subscriptions	-	-
Accumulated deficit during the exploration stage	(13,613,055)	(13,469,429)
Stockholder’ equity (deficiency)	(336,468)	(267,842)
Total liabilities and stockholders’ equity (deficiency)	519	65,799

The accompanying notes are an integral part of these financial statements.

Page - 29

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

STATEMENTS OF OPERATIONS
PANEX RESOURCES INC.	Cumulative	For the	For the
(An exploration stage enterprise)	May 28, 2004	Year	Year
Statements of Operations	(inception)	Ended	Ended
	to August 31	August 31	August 31
(Unaudited)	2013	2013	2012
(Expressed in U.S. Dollars)	$	$	$
Donated rent	5,250	-	-
Donated services	72,377	-	30,260
Listing and filing fees	2,396	2,396	-
Investor relation expenses	-	-	-
Directors fees	-	-	-
Management fees	783,254	61,431	44,736
Stock option compensation	221,756	-	221,756
Professional fees	1,437,890	112,762	291,244
Travel costs	335,415	-	-
General and administrative	596,430	163,709	339,875
Foreign currency transaction loss (gain)	104,595	1,037	(13,082)
Mineral property and exploration costs	4,739,777	-	-
Write-off deferred acquisition cost	400,000	-	-
Provision against Minanca loan	6,100,000	-	-
	14,799,140	341,335	914,789
Other income (expense)
Interest income	42,707	-	10,426
Interest expense	(304,413)	(36)	(21,653)
Loss on sale of investment	(126,182)	-	-
Extinguishment of liabilities	197,745	197,745	-
Gain on sale of mineral property right	1,376,228	-	-
	1,186,085	197,709	(11,227)
(Net Loss) / Income	(13,613,055)	(143,626)	(926,016)
Net Loss Per Share – Basic and Diluted		*	*
Weighted Average Shares Outstanding		109,097,123	90,045,259

* Amount is less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

Page - 30

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

STATEMENTS OF CASH FLOWS

PANEX RESOURCES INC.	Cumulative	For the	For the
(An exploration stage enterprise)	May 28, 2004	Year	Year
Statements of Cash Flows	(inception)	Ended	Ended
	to August 31	August 31	August 31
(Unaudited)	2013	2013	2012
(Expressed in U.S. Dollars)	$	$	$
Cash Flows From Operating Activities
(Net loss) income	(13,613,055)	(143,626)	(926,016)
Adjustments to reconcile net loss to cash used in operating activities
Foreign currency transaction loss (gain)	104,589	1,031	(13,082)
Gain on sale of mineral property rights	(586,228)	-	-
Loss on sale of investment	126,181	-	-
Gain on extinguishment of liabilities	(208,171)	(197,745)	(10,426
Donated services and expenses	77,627	-	30,260
Expenses paid by issue of common stock	500	-	-
Options expense	221,756	-	221,756-
Write-off deferred acquisition costs	400,000	-	-
Provision against Minanca loan	6,100,000	-	-
Change in operating assets and liabilities		-	-
Increase (decrease) in receivables and other assets		-	-
Increase (decrease) in accounts payable and accrued liabilities	1,071,470	25,190	536,223
Increase (decrease) in amounts due to related parties	294,159	132,049	(208.407)
Net Cash Used in Operating Activities	(6,011,172)	(183,101)	(369.692)
Cash Flows From Investing Activities
Cash received from sale of investment	250,047	-	-
Cash received from sale of mineral property rights	210,000	-	-
Deferred acquisition costs	(400,000)	-	-
Loan advances	(7,100,000)	-	-
Repayment of loan advance	1,000,000	-	-
Net Cash Used in Investing Activities	(6,039,953)	-	-
Cash Flows From Financing Activities
Loan from related parties	594,313	-	-
Loan repaid to related parties	(576,483)	-	-
Loan from (repaid to) unrelated third parties	340,000	110,000	(560,000)
Deposits received for common shares to be issued	40,000	-	-
Common shares issued for cash	11,647,739	-	978,989
Net Cash Provided by Financing Activities	12,045,569	110,000	418,989
Effect of Exchange Rates on Cash	6,075	7,821	(2,855)
Increase (decrease) in Cash	519	(65,280)	46,442
Cash at Beginning of Period	-	65,799	19,357
Cash at End of Period	519	519	65,799

The accompanying notes are an integral part of these financial statements.

Page - 31

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

PANEX RESOURCES INC (An exploration stage enterprise) Statements of Stockholder's Equity (Deficiency) and Comprehensive income (Loss)	Common Stock				Additional paid-in capital		Donated Capital		Accumulated (deficit) during exploration stage		Total stockholders' equity (deficiency)
May 28, 2004 (inception) to Balance Date	Shares Amount				$		$		$		$
(Expressed in U.S. Dollars)	#		$
BY QUARTER MOVEMENT
Balances, May 28, 2004 (Date of inception)
Common stock issued for services to president		6,000,000		6,000		(5,500)		-		-		500
Return and cancellation of shares		(6,000,000)		(6,000)		6,000		-		-		-
Net loss										(500)		(500)
Balances, August 31, 2004		-		-		500		-		(500)		-
Common stock issued for cash		64,500,000		64,500		(17,750)		-		-		46,750
Return and cancellation of shares		(30,000,000)		(30,000)		30,000		-		-		-
Donated rent		-		-		-		3,000		-		3,000
Donated services		-		-		-		6,000		-		6,000
Net loss										(15,769)		(15,769)
Balances, August 31, 2005		34,500,000		34,500		12,750		9,000		(16,269)		39,981
Common stock issued for cash		1,964,285		1,964		4,498,036		-		-		4,500,000
Donated rent		-		-		-		2,250		-		2,250
Donated services		-		-		-		4,500		-		4,500
Net loss										(848,560)		(848,560)
Balances, August 31, 2006		36,464,285		36,464		4,510,786		15,750		(864,829)		3,698,171
Common stock issued for cash		7,632,500		7,632		6,098,368						6,106,000
Net loss										(10,943,990)		(10,943,990)
Balances, August 31, 2007		44,096,785		44,096		10,609,154		15,750		(11,808,819)		(1,139,819)
Net loss										(66,651)		(66,651)
Balances, August 31, 2008		44,096,785		44,096		10,609,154		15,750		(11,875,470)		(1,206,470)
Common stock issued for cash		1,600,000		1,600		14,400						16,000
Common stock issued for settlement of debt		14,000,000		14,000		126,000						140,000
Shares to be issued		-		-		30,000						30,000
Net loss										(154,585)		(154,585)
Balances, August 31, 2009		59,696,785		59,696		10,779,554		15,750		(12,030,055)		(1,175,055)
Common stock issued for cash received in		4,000,000		4,000		6,000		-		-		10,000
December 2008												-
Common stock issued for settlement of debt		3,350,000		3,350		30,150		-		-		33,500
Net loss										(213,860)		(213,860)
Balances, August 31, 2010		67,046,785		67,046		10,815,704		15,750		(12,243,915)		(1,345,415)
Common stock issued for settlement of accounts		12,303,123		12,303		602,853		-		-		615,156
payable, accrued liabilities and debt												-
Donated services		-		-		-		31,617		-		31,617
Net loss										(299,498)		(299,498)
Balances, August 31, 2011		79,349,908		79,349		11,418,557		47,367		(12,543,413)		(998,140)
Donated services		-		-		-		30,260		-		30,260
Issuance of common stock for settlement of debt and accounts payable in February 2012)												-
		8,477,553		8,478		161,073		-		-		169,551
Common stock issued for cash at $0.08 per share		12,237,075		12,237		966,752		-		-		978,989
Common stock issued for settlement of debt and accounts payable in March 2012		3,196,971		3,197		252,561		-		-		255,758
Stock option compensation expense		-		-		221,756		-		-		221,756
Net loss		-		-		-		-		(926,016)		(926,016)
Balances, August 31, 2012		103,261,507		103,261		13,020,699		77,627		(13,469,429)		(267,842)
Net loss		-		-		-		-		(143,626)		(143,626)
Common stock issued for settlement of liabilities on April 11, 2013 at 0.5 cents per share		15,000,000		15,000		60,000		-		-		75,000
Balances, August 31, 2013		118,261,507		118,261		13,080,699		77,627		(13,613,055)		(336,468)

The accompanying notes are an integral part of these financial statements.

Page - 32

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

NOTES TO FINANCIAL STATEMENTS

1.	Organization, Nature of Business, Going Concern and Management’s Plans

Panex Resources Inc. (‘Panex” or the “Company”) was incorporated in the State of Nevada on May 28, 2004. The Company is considered to be an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of mineral resources.

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Since its inception on May 28, 2004, the Company has not generated revenue and has incurred net losses.  The Company incurred a net loss of $143,066 for the year ended August 31, 2013, and a deficit accumulated during the exploration stage of $13,613,055 for the period May 28, 2004 (inception) through August 31, 2013.  Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Page - 33

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

Page - 34

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

Page - 35

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

3.	Stock Options

In August 2012, the Company's Board of Directors approved the issuance of stock options as an incentive to obtain services of key employees, directors and consultants of the Company.  The following is a summary of stock option activity and the status of stock options outstanding and exercisable at August 31, 2013:

	Stock Options #	Weighted Average Exercise Price $	Remaining Contractual Life (years) As At	Aggregate Intrinsic value As At
Outstanding and exercisable at August 31, 2011	-	-	-	-
Granted on August 3, 2012	8,000,000	0.08	4.92	-
Outstanding and exercisable at August, 31, 2012	8,000,000	0.08	4.92	-
Granted during the fiscal year ended August 31, 2013	-	-	-	-
Forfeited during the fiscal year ended August 31, 2013	(8,000,000)	0.08	4.17	-
Outstanding and exercisable at August 31, 2013	-	-	-	-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options.

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

On June 20, 2013, Panex reached an agreement with Klaus Eckhof and Ross Doyle to cancel all of their outstanding stock options with Panex.  As a result of the cancellation of the 8,000,000 stock options, Panex currently has no outstanding stock options as at August 31, 2013.  The Company previously expensed all compensation related to the stock options; accordingly the cancellation had no impact on earnings.

Page - 36

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

4.	Related Party Transactions

a.	There were no donated services provided by the president of the Company during the fiscal year ended August 31, 2013 (August 31, 2012: $30,260).

b.	The Company incurred management fees provided by the CEO during the fiscal year ended August 31, 2013 including $43,076 to the CEO (August 31, 2012: $44,736).

c.
Included in general and administrative fees during the fiscal year ended August 31, 2013 were $172,016 (including $43,076 of management fees) for CFO, Administration, Company Secretarial, Office Services and Support fees recognized for services performed by Coresco AG (August 31, 2012: $192,765) related through common ownership including the amount paid to the Chief Financial Officer.

d.
Included in general and administrative fees during the fiscal year ended August 31, 2013 were $5,546 for Geographical Information Service fees recognized for services performed by Coresco AG (August 31, 2012: $nil).

e.
As of August 31, 2013, the Company has an accrued liability of $163,643 due to these related parties (August 31, 2012 $31,594 for management and travel expenses due to the president of the Company for Coresco AG professional fees for fund raising, corporate office and management activities)

f.
On June 20, 2013, Panex reached an agreement with Klaus Eckhof and Ross Doyle to cancel all of their outstanding stock options with Panex.  As a result of the cancellation of the 8 million stock options, Panex currently has no outstanding stock options as at August 31, 2013.

g.
Klaus Eckhof and Ross Doyle are beneficial shareholders in Coresco AG (Coresco).  Coresco charges $3,000 for office and facilities and administrative support and $7,000 for financial, management and statutory reporting, CFO and treasury functions, totaling to $10,000 per month.  This agreement was entered on December 1, 2011, and can be terminated with 6 months notice subsequent to December 31, 2012.

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

In September 2012, November 2012 and June 2013 the Company received loan proceeds of $75,000, $25,000 and $10,000 respectively (totalling $110,000), from an unrelated third party.  The loan is unsecured, and had no stated interest rate.   $75,000 of these funds received was used to pay aged outstanding accounts payable in December 2012.

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

Page - 37

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

Page - 38

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

On June 20, 2013, Panex reached an agreement with Klaus Eckhof and Ross Doyle to cancel all of their outstanding stock options with Panex.  As a result of the cancellation of the 8,000,000 stock options, Panex currently has no outstanding stock options as at August 31, 2013.

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

Page - 39

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

8.	Income Taxes

The components of the Company’s net deferred tax asset as of August 31, 2013 and 2012, rate and the valuation allowance are as follows:

	2013	2012
Net operating losses	7,291,299	7,147,673
Loan loss reserves	6,100,000	6,100,000
	13,391,299	13,247,673
Statutory tax rate	35%	35%
Deferred tax asset	4,686,955	4,636,685
Valuation allowance	(4,686,955)	(4,636,685)
Net deferred tax asset	-	-

The Company has net operating loss carry-forwards for tax purposes of approximately $7,291,299, which begin expiring in 2031.  The utilization of the net operating loss carry-forwards cannot be assured.

Deferred income tax reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company provided a valuation allowance of 100% of its net deferred tax asset due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets

9.	Subsequent Events

On October 22, 2013 the Company announced that it has signed a Memorandum of Understanding (MOU) with Amani Consulting SPRL currently in Joint Venture with state entity La Société Minière de Kilo Moto (Sokimo) to acquire a 55% interest in Giro Goldfields SPRL (Giro).  Amani has a 65% interest and Sokimo has a 35% free carried interest in Giro which is comprised of two exploitation permits, covering a surface area of 610sqkm.  The permits lie within 20–30km west of Randgold/Ashanti’s 20Moz Kibali gold deposits.  Under the MOU, the acquisition terms are summarized as follows:

 - Two months after the successful conclusion of the due diligence (commencement date), the Company will make a payment of $100,000 to the current shareholders of Amani. Six months after the commencement date Panex will pay a further $300,000 to the current shareholders of Amani. The Company intends to raise capital via the issuance of approximately 500,000,000 shares at $0.001 cents per share.
- On signing of a Share Purchase Agreement, Panex will issue 55% of the share capital in Panex to current partners of Amani.
- Should the Company identify 3moz (measured and indicated) gold resources at a cut off grade of 2.5g/t, the Company will pay a further $5,350,000 to the current shareholders in Amani.
- On successful completion of the due diligence, the Company will fund a defined drilling programme to test the mineralised potential on the two main target areas mined previously by the Belgians on the Giro Project.
- The Company may at its discretion withdraw from this agreement by written notice to Amani at any time without penalty.

Otherwise than as disclosed above and within the financial statements there are no subsequent events.

Page - 40