Form 10-Q
period 2013-11-30
Panex Resources Inc.
filed 2013-12-31
CIK 1345756

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2013

[X]  QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer [  ]  Accelerated filer  [  ]  Non-accelerated filer [  ]  Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes  [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 23, 2013
Common Stock - $0.001 par value	336,261,507

Documents incorporated by reference: Refer to Exhibits

1 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

2 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BALANCE SHEETS

PANEX RESOURCES INC.	As at	As at
(An exploration stage enterprise)	30 November	31 August
Balance Sheets	2013	2013
	(Unaudited)	(Audited)
(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Cash	5,937	519
Total current assets	5,937	519
Total assets (all current)	5,937	519

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities
Accounts payable and accrued expenses	70,822	63,344
Accounts payable and accrued expenses related parties (Note 4(b))	126,653	163,643
Loans and borrowings, related party	50,000	-
Advances received for common stock subscriptions	329,375	-
Loans and borrowings	-	110,000
Total liabilities (all current)	576,850	336,987
Stockholders’ Equity (Deficiency)
Common stock
Authorized: 500,000,000 (2013: 500,000,000)
common shares with par value of $0.001 each
Issued and outstanding:
366,261,507 (August 31, 2013: 118,261,507) common shares	366,261	118,261
Additional paid-in capital	13,131,129	13,080,699
Donated capital	77,627	77,627
Accumulated deficit during the exploration stage	(14,145,930)	(13,613,055)
Stockholder’ equity (deficiency)	(570,913)	(336,468)
Total liabilities and stockholders’ equity (deficiency)	5,937	519

The accompanying notes are an integral part of these financial statements.

3 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

STATEMENTS OF OPERATIONS

PANEX RESOURCES INC.	Cumulative	For the	For the
(An exploration stage enterprise)	May 28, 2004	Three Months	Three Months
Statements of Operations	(inception)	Ended	Ended
	30 November	30 November	30 November
(Unaudited)	2013	2013	2012
(Expressed in U.S. Dollars)	$	$	$
Donated rent	5,250	-	-
Donated services	72,377	-	-
Listing and filing fees	6,027	3,631	-
Investor relation expenses	80,975	80,975	-
Directors fees	-	-	-
Management fees	783,254	-	34,403
Stock option compensation	221,756	-	-
Professional fees	1,480,790	42,900	42,709
Travel costs	335,415	-	-
General and administrative	672,720	76,290	46,394
Foreign currency transaction loss (gain)	104,595	-	708
Mineral property and exploration costs	5,068,857	329,080	-
Write-off deferred acquisition cost	400,000	-	-
Provision against Minanca loan	6,100,000	-	-
	15,332,016	532,876	124,214
Other income (expense)	-	-	-
Interest income	42,707	-	-
Interest expense	(304,413)	-	(36)
Loss on sale of investment	(126,182)	-	-
Extinguishment of liabilities	197,745	-	-
Gain on sale of mineral property right	1,376,228	-	-
	1,186,085	-	(36)
(Net Loss) / Income	(14,145,930)	(532,876)	(124,250)
Net Loss Per Share – Basic and Diluted		*	*
Weighted Average Shares Outstanding		159,594,840	103,261,507

* Amount is less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

4 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

STATEMENTS OF CASH FLOWS

PANEX RESOURCES INC.	Cumulative	For the	For the
(An exploration stage enterprise)	May 28, 2004	Three Months	Three Months
Statements of Cash Flows	(inception)	Ended	Ended
	30 November	30 November	30 November
(Unaudited)	2013	2013	2012
(Expressed in U.S. Dollars)	$	$	$
Cash Flows From Operating Activities
(Net loss) income	(14,145,931)	(532,876)	(124,250)
Adjustments to reconcile net loss to cash used in operating activities
Foreign currency transaction loss (gain)	104,589	-	708
Gain on sale of mineral property rights	(586,228)	-	-
Loss on sale of investment	126,181	-	-
Extinguishment of debt	(208,171)	-	-
Donated services and expenses	77,627	-	-
Expenses paid by issue of common stock	500	-	-
Options expense	221,756	-	-
Write-off deferred acquisition costs	400,000	-	-
Provision against Minanca loan	6,100,000	-	-
Change in operating assets and liabilities		-	-
Increase (decrease) in accounts payable and accrued liabilities	1,218,353	146,883	(35,829)
Increase (decrease) in amounts due to related parties	357,170	63,011	14,712
Net Cash Used in Operating Activities	(6,334,154)	(322,982)	(144,659)
Cash Flows From Investing Activities
Cash received from sale of investment	250,047	-	-
Cash received from sale of mineral property rights	210,000	-	-
Deferred acquisition costs	(400,000)	-	-
Loan advances	(7,100,000)	-	-
Repayment of loan advance	1,000,000	-	-
Net Cash Used in Investing Activities	(6,039,953)	-	-
Cash Flows From Financing Activities
Loan from related parties	644,313	50,000	-
Loan repaid to related parties	(576,483)	-	-
Loan from unrelated third parties	340,000	-	100,000
Advances received for common stock subscriptions	318,400	278,400	-
Common shares issued for cash	11,647,739	-	-
Net Cash Provided by Financing Activities	12,373,969	328,400	100,000
Effect of Exchange Rates on Cash	6,075	-	(708)
Increase (decrease) in Cash	5,937	5,418	(45,367)
Cash at Beginning of Period	-	519	65,799
Cash at End of Period	5,937	5,937	20,432

The accompanying notes are an integral part of these financial statements.

5 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

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

The accompanying notes are an integral part of these financial statements.

6 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY) (Continued)

PANEX RESOURCES INC (An exploration stage enterprise) Statements of Stockholder's Equity (Deficiency) and Comprehensive income (Loss)	Common Stock		Additional paid-in capital	Donated Capital	Accumulated (deficit) during exploration stage	Total stockholders' equity (deficiency)
May 28, 2004 (inception) to Balance Date	Shares	Amount	$	$	$	$
(Expressed in U.S. Dollars)	#	$
Balances, August 31, 2009	59,696,785	59,696	10,779,554	15,750	(12,030,055)	(1,175,055)
Common stock issued for cash received in	4,000,000	4,000	6,000	-	-	10,000
December 2008						-
Common stock issued for settlement of debt	3,350,000	3,350	30,150	-	-	33,500
Net loss					(213,860)	(213,860)
Balances, August 31, 2010	67,046,785	67,046	10,815,704	15,750	(12,243,915)	(1,345,415)
Common stock issued for settlement of accounts	12,303,123	12,303	602,853	-	-	615,156
payable, accrued liabilities and debt						-
Donated services	-	-	-	31,617	-	31,617
Net loss					(299,498)	(299,498)
Balances, August 31, 2011	79,349,908	79,349	11,418,557	47,367	(12,543,413)	(998,140)
Donated services	-	-	-	30,260	-	30,260
Issuance of common stock for settlement of debt and accounts payable in February 2012)	8,477,553	8,478	161,073	-	-	169,551
Common stock issued for cash at $0.08 per share	12,237,075	12,237	966,752	-	-	978,989
Common stock issued for settlement of debt and accounts payable in March 2012	3,196,971	3,197	252,561	-	-	255,758
Stock option compensation expense	-	-	221,756	-	-	221,756
Net loss	-	-	-	-	(926,016)	(926,016)
Balances, August 31, 2012	103,261,507	103,261	13,020,699	77,627	(13,469,429)	(267,842)

The accompanying notes are an integral part of these financial statements.

7 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY) (Continued)

PANEX RESOURCES INC (An exploration stage enterprise) Statements of Stockholder's Equity (Deficiency) and Comprehensive income (Loss)	Common Stock		Additional paid-in capital	Donated Capital	Accumulated (deficit) during exploration stage	Total stockholders' equity (deficiency)
May 28, 2004 (inception) to Balance Date	Shares	Amount	$	$	$	$
(Expressed in U.S. Dollars)	#	$
Balances, August 31, 2012	103,261,507	103,261	13,020,699	77,627	(13,469,429)	(267,842)
Net loss	-	-	-	-	(124,250)	(124,250)
Balances, November 30, 2012	103,261,507	103,261	13,020,699	77,627	(13,593,679)	(392,092)
Net loss	-	-	-	-	(74,365)	(74,365)
Balances, February 28, 2013	103,261,507	103,261	13,020,699	77,627	(13,668,044)	(466,457)
Net loss (income)	-	-	-	-	81,885	81,885
Common stock issued for settlement of liabilities on April 11, 2013 at 0.5 cents per share	15,000,000	15,000	60,000	-	-	75,000
Balances, May 31, 2013	118,261,507	118,261	13,080,699	77,627	(13,586,159)	(309,572)
Net loss (income)	-	-	-	-	(26,896)	(26,896)
Balances, August 31, 2013	118,261,507	118,261	13,080,699	77,627	(13,613,055)	(336,468)
Common stock issued for settlement of liabilities on November 15, 2013 at $0.001 per share	248,000,000	248,000	-	-	-	248,000
Extinguishment of liabilities with a related party			50,430	-	-	50,430
Net loss (income)	-	-	-	-	(532,876)	(532,876)
Balances, November 30, 2013	366,261,507	366,261	13,131,129	77,627	(14,145,930)	(570,913)

The accompanying notes are an integral part of these financial statements.

8 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

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

The Company incurred a net loss of $532,876 for the three months ended November 30, 2013, and a deficit accumulated during the exploration stage of $14,145,930 for the period May 28, 2004 (inception) through November 30, 2013.

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

9 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

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

10 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

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

11 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

2.  Summary of Significant Accounting Policies (Continued)

m.

Recent Accounting Pronouncements

Management has evaluated any recently issued accounting pronouncements to determine their applicability and does not believe that any of these pronouncements will have a significant impact on the Company’s financial statements.

3.  Stock Options

In August 2012, the Company's Board of Directors approved the issuance of stock options as an incentive to obtain services of key employees, directors and consultants of the Company.  The following is a summary of stock option activity and the status of stock options outstanding and exercisable as at reporting date:

	Stock Options #	Weighted Average Exercise Price $	Remaining Contractual Life (years) As At	Aggregate Intrinsic value As At
Outstanding and exercisable at August, 31, 2012	8,000,000	0.08	4.92	-
Granted during the fiscal year ended August 31, 2013	-	-	-	-
Forfeited during the fiscal year ended August 31, 2013	(8,000,000)	0.08	4.17	-
Outstanding and exercisable at August 31, 2013	-	-	-	-
Granted during the quarter ended November 30, 2013	-	-	-	-
Outstanding and exercisable at November 30, 2013	-	-	-	-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the reporting period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options.

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

12 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

4.  Related Party Transactions

a.

During the quarter ended November 30, 2013, Coresco forgave money owing for an amount of $50,430, which is reported as an extinguishment of liabilities in the Statements of Stockholder’s equity (deficiency)(November 30, 2012: Nil).

b.

During November 2013, Ross Doyle, CFO, loaned the Company $50,000 as a short term unsecured bridge loan at an interest rate of 10% (November 30, 2012: Nil).

c.

The Company incurred $107,572 in total for management, exploration and contractor expenses during the three months ended November 30, 2013 (November 30, 2012: $34,403).  This amount is a combination of exploration contracting services, the CEO, Non Executive Director and CFO of the Company.  Total management fees for Coresco are contracted at 20,000 Swiss Francs per month and comprise office rental, infrastructure, investor meeting rooms, company secretarial services, CEO, CFO, Technical Services and Non Executive Director fees.  This agreement was entered on December 1, 2011, and can be terminated with 6 months notice subsequent to December 31, 2012.  As of November 30, 2013, the Company has an accrued liability of $126,654 for these services due to this related party (November 30, 2012: $21,538).

d.

On June 20, 2013, Panex reached an agreement with Klaus Eckhof and Ross Doyle to cancel all of their outstanding stock options with Panex.  As a result of the cancellation of the 8 million stock options, Panex currently has no outstanding stock options as at November 30, 2013.

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

In September 2012, November 2012 and June 2013 the Company received loan proceeds of $75,000, $25,000 and $10,000 respectively (totalling $110,000), from an unrelated third party.  The loan is unsecured, and had no stated interest rate.   $75,000 of these funds received was used to pay aged outstanding accounts payable in December 2012.  During November 2013, the Company entered into a debt settlement agreement with this unrelated third party in consideration for the issuance of the Company’s common stock, par value $0.001, at a per share price of $0.001 per share.  As a result, the Company extinguished $110,000, for a total of 110,000,000 shares at a price of $0.001 per share.

During November 2013, Ross Doyle loaned the Company $50,000 as a short term unsecured bridge loan at an interest rate of 10% (November 30, 2012: Nil).

13 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

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

14 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

7.  Stockholders’ Equity (continued)

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

During November 2013, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company’s common stock, par value $0.001, at a per share price of $0.001 per share.  As a result, the Company extinguished certain liabilities with creditors via debt settlement agreements for a total of $248,000, for a total of 248,000,000 shares at a price of $0.001 per share.  The $0.001 per share value is consistent with the cash per share value received by the Company in a November 2013 stock transaction (described below).

15 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

7.  Stockholders’ Equity (Continued)

Financing Activities:

During November 2013, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company’s common stock, par value $0.001, at a per share price of $0.001 per share.  As a result, the Company extinguished certain liabilities with creditors via debt settlement agreements for a total of $248,000, for a total of 248,000,000 shares at a price of $0.001 per share.

During November 2013, Ross Doyle loaned the Company $50,000 as a short term unsecured bridge loan at an interest rate of 10% (November 30, 2012: Nil).

During November 2013, $278,400 was received in advance for subscriptions for 278,400,000 shares of common stock paid at $0.001 per share.  In addition, 50,975,000 shares of common stock at $0.001 per share are agreed to be issued in consideration of settlement of liabilities of $50,975.  These 329,375,000 shares have not been issued as at November 30, 2013.  As of November 30, 2013, the Company did not have sufficient authorized common stock available for issuance to fulfill the subscriptions.  Therefore, the transaction has been classified outside of equity, as a current liability.  In November 2013, holders of a majority of shares of common stock approved a resolution to increase the number of authorized shares from 500,000,000 to 3,000,000,000.  This resolution will be effective 21 days after appropriate disclosure to the shareholders.  At that time the Company will be able to issue the common stock underlying the subscriptions and will be able to reclassify the amounts from current liabilities to equity.

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

16 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

8.  Subsequent Events

On December 7, 2013 the Company entered into an agreement to acquire 85% of Amani Consulting SPRL currently in Joint Venture with state entity La Société Minière de Kilo Moto (Sokimo).  Upon completion of the acquisition the Company will own an ultimate 55% interest in Giro Goldfields SPRL (Giro).  Amani has a 65% interest and Sokimo has a 35% free carried interest in Giro which is comprised of two exploitation permits, PE’s 5046 and 5049, covering a surface area of 610sqkm.  The permits lie within 20-30km west of Randgold/Ashanti’s 20Moz Kibali gold deposits.

The Giro Project is located within twenty-thirty kilometers to the west of Randgold Resources’ multi-million ounce Kibali Gold deposits.  Randgold and partners Ashanti commenced first production in September 2013 and are expecting to produce 550,000oz of gold in 2014.  Both projects occur within the Kilo-Moto Belt, one of the world’s principal greenstone belts which hosts Anglogold Ashanti’s deposits to the east, Loncore and Kilogold deposits to the south and 50Moz of gold discovered in Tanzania since 1994.  The Giro Project area is underlain by highly prospective volcano-sedimentary lithologies in a similar structural and lithological setting as the Kibali gold deposits.  Both primary and alluvial gold was mined from two main areas, the Giro and Tora areas, during Belgian rule and today these areas are mined extensively by artisanal miners.  At Giro, a wide quartz vein with an average grade of 16g/t Au was mined within a shear potentially 2km long and 100m wide.  Channel samples from the base of artisanal workings within the shear returned significant grades including 3.5m @ 36.6g/t Au and 8m @ 3.6g/t Au confirming the potential for significant grade and widths within the shear.  Two Belgian pits located along a 4km west-east trending structure were mined at Tora.  Historic focus was on high grade quartz veins which returned grades of of 0.8m @ 21.6g/t Au, 0.6m @ 37g/t Au and 0.35m @ 485g/t Au from Belgian drilling.  The area has not been explored for over 50 years (since the Belgian colonial era) and has never been subjected to modern exploration.  The Company is targeting broad mineralised shear structures with excellent potential to host multi-million ounce gold resources from surface from at least 5 target areas within the project.

The acquisition terms are summarized as follows:

1.

Two months after the successful conclusion of the due diligence (February 7, 2014), Panex will make a payment of US$100,000 to the current shareholders of Amani.  Six months after the commencement date (June 7, 2014), Panex will pay a further $300,000 to the current shareholders of Amani.

2.

On signing of a Share Purchase Agreement, Panex will issue 55% of the share capital in Panex to current partners of Amani.

3.

Should Panex identify 3moz (measured and indicated) gold resources at a cut off grade of 2.5g/t, Panex will pay a further $5,350,000 to the current shareholders in Amani.

4.

On successful completion of the due diligence, Panex will fund a 3,000m RC drilling programme to test the mineralised potential on the two main target areas mined previously by the Belgians on the Giro Project.

5.

Panex may at its discretion withdraw from this agreement by written notice to Amani at any time without penalty.

Otherwise than as disclosed above and within the financial statements there are no subsequent events.

17 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

18 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

Panex has an authorized capital of 500,000,000 shares of common stock with a par value of $0.001 per share with 336,261,507 shares of common stock currently issued and outstanding.  On August 30, 2010, the authorized capital was increased from 75,000,000 shares of common stock to 500,000,000 shares of common stock.

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

19 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

Results of Operations

Panex has generated no operating revenues since its inception on May 28, 2004 through November 30, 2013.

For the three months ended November 30, 2013, Panex had net interest expense of nil (November 30, 2013: $36).  Total expenses for the three months ended November 30, 2013 were $532,876 compared to $124,214 for the three months ended November 30, 2012.  Expenses were higher in the three month period ended November 30, 2013 than the three month period ended November 30, 2013 due to renewed activities to recapitalize the Company and the investment in new opportunities.

Liquidity and Capital Resources

The financial statements have been prepared assuming the Company will continue as a going concern.  Since inception in May 2004, the Company has not generated revenue and has incurred net losses.

The Company has a working capital deficit of $570,913 at November 30, 2013, incurred net losses of $532,876 for the three months ended November 30, 2013, and has a deficit accumulated during the exploration stage of $14,145,930 for the period from May 28, 2004 (inception) through November 30, 2013.

Accordingly, the Company has not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund operations.  These conditions (as indicated in the 2013 audit report by the Independent Registered Public Accounting Firm) raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended November 30, 2013, Panex used cash of $322,982 in operating activities compared to $144,659 in the three months ended November 30, 2012.  The proceeds from the capital raised during the period has been used in part to repay liabilities incurred by the Company.  The Company intends to conserve cash reserves to the greatest extent possible and use the cash for investment opportunities. As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations.  Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources to continue its operations.

During November 2013, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company’s common stock, par value $0.001, at a per share price of $0.001 per share.  As a result, the Company extinguished certain liabilities with creditors via debt settlement agreements for a total of $248,000, for a total of 248,000,000 shares at a price of $0.001 per share.

During the quarter ended November 30, 2013 Coresco forgave money owing to Coresco for an amount of $50,430, which is reported as an extinguishment of liabilities in the Statements of Stockholder’s equity (deficiency) (November 30, 2012: Nil).

During November 2013, Ross Doyle loaned the Company $50,000 as a short term unsecured bridge loan at an interest rate of 10% (November 30, 2012: Nil).

During November 2013, $278,400 was received in advance for subscriptions for 278,400,000 shares of common stock paid at $0.001 per share not issued at reporting date.  In addition, 50,975,000 shares of common stock at $0.001 per share are agreed to be issued in consideration of settlement of liabilities of $50,975.

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

20 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

In September 2012, November 2012 and June 2013 the Company received loan proceeds of $75,000, $25,000 and $10,000 respectively (totalling $110,000), from an unrelated third party.  The loan is unsecured, and had no stated interest rate.   $75,000 of these funds received was used to pay aged outstanding accounts payable in December 2012.  During November 2013, the Company entered into a debt settlement agreement with this unrelated third party in consideration for the issuance of the Company’s common stock, par value $0.001, at a per share price of $0.001 per share.  As a result, the Company extinguished $110,000, for a total of 110,000,000 shares at a price of $0.001 per share.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Panex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Mark Gasson, Panex’s Chief Executive Officer and Ross Doyle, Panex’s Chief Financial Officer, have evaluated the effectiveness of Panex’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, Mr Gasson and Mr Doyle have concluded that, as of the Evaluation Date, Panex’s disclosure controls and procedures are not effective in alerting Panex on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act, for the reasons listed in Item 9A of the Company’s Form 10-K filing for the year ended August 31, 2013.

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

21 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Panex is not a party to any pending legal proceedings and, to the best of Panex’s knowledge, none of Panex’s assets are the subject of any pending legal proceedings.

ITEM 1A - RISK FACTORS

Panex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Panex.  Also, during this quarter, no material arrearage in the payment of dividends has occurred.

ITEM 4 - MINING SAFETY DISCLOSURES

There are no current mining activities at the date of this report.

ITEM 5 - OTHER INFORMATION

During the quarter of the fiscal year covered by this report, Panex reported all information that was required to be disclosed in a report on Form 8-K.

ITEM 6 - EXHIBITS

(a)  Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Panex’s previous filings with the SEC which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51707 and SEC File Number 333-130264.

22 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

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

Filed
10.8

Share Purchase Agreement dated December 7, 2013 between Panex Resources Inc. and Amani Consulting SPRL, filed as a subsequent event note to Panex’s Form 8-K (Current Report) filed on December 23, 2013 and incorporated herein by reference.

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

23 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Panex Resources Inc. has caused this report to be signed on its behalf by the undersigned duly authorized persons.

PANEX RESOURCES INC.

/s/ Mark Gasson

Name: Mark Gasson

Title: President and CEO

Principal Executive Officer

December 30, 2013

/s/ Ross Doyle

Name: Ross Doyle

Title: CFO

Principal Financial Officer

December 30, 2013

24 PANEX RESOURCES INC.