Form 10-Q
period 2014-02-28
Panex Resources Inc.
filed 2014-04-15
CIK 1345756

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2014

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes   ☐ No

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

☒ Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 11, 2014
Common Stock - $0.001 par value	417,236,507

Documents incorporated by reference: Refer to Exhibits

1 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

2 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BALANCE SHEETS

PANEX RESOURCES INC.	As at	As at
(An exploration stage enterprise)	28 February	31 August
Balance Sheets	2014	2013
	(Unaudited)	(Audited)
(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Cash	22,737	519
Total current assets	22,737	519
Total assets (all current)	22,737	519

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities
Accounts payable and accrued expenses	237,415	63,344
Accounts payable and accrued expenses related parties (Note 4(b))	170,759	163,643
Advances received for common stock subscriptions	814,275	-
Loans and borrowings	-	110,000
Total liabilities (all current)	1,222,449	336,987
Stockholders’ Equity (Deficiency)
Common stock
Authorized: 500,000,000 (2013: 500,000,000)
common shares with par value of $0.001 each
Issued and outstanding:
417,236,507 (August 31, 2013: 118,261,507) common shares	417,236	118,261
Additional paid-in capital	13,131,129	13,080,699
Donated capital	77,627	77,627
Accumulated deficit during the exploration stage	(14,825,704)	(13,613,055)
Stockholder’ equity (deficiency)	(1,199,712)	(336,468)
Total liabilities and stockholders’ equity (deficiency)	22,737	519

The accompanying notes are an integral part of these financial statements.

3 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

STATEMENTS OF OPERATIONS

PANEX RESOURCES INC.	Cumulative	For the	For the	For the	For the
(An exploration stage enterprise)	May 28, 2004	Three Months	Three Months	Six Months	Six Months
Statements of Operations	(inception)	Ended	Ended	Ended	Ended
	28 February	28 February	28 February	28 February	28 February
(Unaudited)	2014	2014	2013	2014	2013
(Expressed in U.S. Dollars)	$	$	$	$	$
Donated rent	5,250	-	-	-	-
Donated services	72,377	-	-	-	-
Listing and filing fees	9,297	3,270	-	6,901	-
Investor relation expenses	133,189	52,214	-	133,189	-
Directors fees	-	-	-	-	-
Management fees	783,254	-	27,028	-	61,431
Stock option compensation	221,756	-	-	-	-
Professional fees	1,515,710	34,920	20,492	77,820	63,201
Travel costs	348,055	12,640	-	12,640	-
General and administrative	712,486	39,766	26,552	116,056	72,946
Foreign currency transaction loss (gain)	100,719	(3,876)	293	(3,876)	1,001
Mineral property and exploration costs	5,609,698	540,841	-	869,921	-
Write-off deferred acquisition cost	400,000	-	-	-	-
Provision against Minanca loan	6,100,000	-	-	-	-
	16,011,791	679,775	74,365	1,212,651	198,579
Other income (expense)
Interest income	42,707	-	-	-	-
Interest expense	(304,413)	-	-	-	(36)
Loss on sale of investment	(126,182)	-	-	-	-
Extinguishment of liabilities	197,745	-	-	-	-
Gain on sale of mineral property right	1,376,228	-	-	-	-
	1,186,085	-	-	-	(36)
(Net Loss) / Income	(14,825,704)	(679,775)	(74,365)	(1,212,651)	(198,615)
Net Loss Per Share - Basic and Diluted		*	*	*	*
Weighted Average Shares Outstanding		417,236,507	103,261,507	313,903,174	103,261,507

* Amounts are less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

4 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

STATEMENTS OF CASH FLOWS

PANEX RESOURCES INC.	Cumulative	For the	For the
(An exploration stage enterprise)	May 28, 2004	Six Months	Six Months
Statements of Cash Flows	(inception)	Ended	Ended
	28 February	28 February	28 February
(Unaudited)	2014	2014	2013
(Expressed in U.S. Dollars)	$	$	$
Cash Flows From Operating Activities
(Net loss) income	(14,825,704)	(1,212,651)	(198,615)
Adjustments to reconcile net loss to cash used in operating activities
Foreign currency transaction loss (gain)	100,713	(3,876)	1,001
Gain on sale of mineral property rights	(586,228)	-	-
Loss on sale of investment	126,181	-	-
Extinguishment of debt	(208,171)	-	-
Donated services and expenses	77,627	-	-
Expenses paid by issue of common stock	500	-	-
Options expense	221,756	-	-
Write-off deferred acquisition costs	400,000	-	-
Provision against Minanca loan	6,100,000	-	-
Change in operating assets and liabilities		-	-
Increase (decrease) in accounts payable and accrued liabilities	1,484,944	413,474	(24,954)
Increase (decrease) in amounts due to related parties	301,275	7,116	64,740
Net Cash Used in Operating Activities	(6,807,109)	(795,937)	(157,828)
Cash Flows From Investing Activities
Cash received from sale of investment	250,047	-	-
Cash received from sale of mineral property rights	210,000	-	-
Deferred acquisition costs	(400,000)	-	-
Loan advances	(7,100,000)	-	-
Repayment of loan advance	1,000,000	-	-
Net Cash Used in Investing Activities	(6,039,953)	-	-
Cash Flows From Financing Activities		-	-
Loan from related parties	644,313	50,000	-
Loan repaid to related parties	(576,483)	-	-
Loan from unrelated third parties	340,000	-	100,000
Advances received for common stock subscriptions	804,275	764,275	-
Common shares issued for cash	11,647,739	-	-
Net Cash Provided by Financing Activities	12,859,844	814,275	100,000
Effect of Exchange Rates on Cash	9,955	3,880	(1,001)
Increase (decrease) in Cash	22,737	22,218	(58,829)
Cash at Beginning of Period	-	519	65,799
Cash at End of Period	22,737	22,737	6,970

The accompanying notes are an integral part of these financial statements.

5 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

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

6 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY) (Continued)

PANEX RESOURCES INC (An exploration stage enterprise) Statements of Stockholder's Equity (Deficiency) and Comprehensive income (Loss)	Common Stock		Additional paid-in capital	Donated Capital	Accumulated (deficit) during exploration stage	Total stockholders' equity (deficiency)
May 28, 2004 (inception) to Balance Date	Shares	Amount	$	$	$	$
(Expressed in U.S. Dollars)	#	$

Balances, August 31, 2011	79,349,908	79,349	11,418,557	47,367	(12,543,413)	(998,140)
Donated services	-	-	-	30,260	-	30,260
Issuance of common stock for settlement of debt and accounts payable in February 2012)	8,477,553	8,478	161,073	-	-	169,551
Common stock issued for cash at $0.08 per share	12,237,075	12,237	966,752	-	-	978,989
Common stock issued for settlement of debt and accounts payable in March 2012	3,196,971	3,197	252,561	-	-	255,758
Stock option compensation expense	-	-	221,756	-	-	221,756
Net loss	-	-	-	-	(926,016)	(926,016)
Balances, August 31, 2012	103,261,507	103,261	13,020,699	77,627	(13,469,429)	(267,842)
Net loss	-	-	-	-	(124,250)	(124,250)
Balances, November 30, 2012	103,261,507	103,261	13,020,699	77,627	(13,593,679)	(392,092)
Net loss	-	-	-	-	(74,365)	(74,365)
Balances, February 28, 2013	103,261,507	103,261	13,020,699	77,627	(13,668,044)	(466,457)
Net loss (income)	-	-	-	-	81,885	81,885
Common stock issued for settlement of liabilities on April 11, 2013 at 0.5 cents per share	15,000,000	15,000	60,000	-	-	75,000
Balances, May 31, 2013	118,261,507	118,261	13,080,699	77,627	(13,586,159)	(309,572)
Net loss (income)	-	-	-	-	(26,896)	(26,896)
Balances, August 31, 2013	118,261,507	118,261	13,080,699	77,627	(13,613,055)	(336,468)
Common stock issued for settlement of liabilities on November 15, 2013 at $0.001 per share	248,000,000	248,000	-	-	-	248,000
Extinguishment of liabilities with a related party			50,430	-	-	50,430
Net loss	-	-	-	-	(532,876)	(532,876)
Balances, November 30, 2013	366,261,507	366,261	13,131,129	77,627	(14,145,930)	(570,913)
Net loss	-	-	-	-	(679,775)	(679,775)
Common stock issued for settlement of liabilities during quarter ended February 28, 2014 at 0.001 cents per share	50,975,000	50,975	-	-	-	50,975
Balances, February 28, 2014	417,236,507	417,236	13,131,129	77,627	(14,825,704)	(1,199,712)

The accompanying notes are an integral part of these financial statements.

7 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

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

The Company incurred a net loss of $1,212,651 for the six months ended February 28, 2014, and a deficit accumulated during the exploration stage of $14,825,704 for the period May 28, 2004 (inception) through February 28, 2014.

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

8 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

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

9 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

2.  Summary of Significant Accounting Policies (Continued)

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

10 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

3.  Stock Options

In August 2012, the Company's Board of Directors approved the issuance of stock options as an incentive to obtain services of key employees, directors and consultants of the Company.  The following is a summary of stock option activity and the status of stock options outstanding and exercisable as at reporting date:

	Stock Options #	Weighted Average Exercise Price $	Remaining Contractual Life (years) As At	Aggregate Intrinsic value As At
Outstanding and exercisable at August, 31, 2012	8,000,000	0.08	4.92	-
Granted during the fiscal year ended August 31, 2013	-	-	-	-
Forfeited during the fiscal year ended August 31, 2013	(8,000,000)	0.08	4.17	-
Outstanding and exercisable at August 31, 2013	-	-	-	-
Granted during the quarter ended November 30, 2013	-	-	-	-
Outstanding and exercisable at November 30, 2013	-	-	-	-
Granted during the quarter ended February 28, 2014	-	-	-	-
Outstanding and exercisable at February 28, 2014	-	-	-	-

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

4.  Related Party Transactions

a.

There were no donated services provided by the president of the Company during the three and six months ended February 28, 2014 (February 28, 2013: Nil).

b.

During the three and six months ended February 28, 2014 Coresco forgave money owing for an amount of $50,430, which is reported as an extinguishment of liabilities in the Statements of Stockholder’s equity (deficiency)(February 28, 2013: Nil).

c.

During November 2013, Ross Doyle, CFO, loaned the Company $50,000 as a short term unsecured bridge loan at an interest rate of 0% (November 30, 2012: Nil).  The loan was subsequently debt settled during the quarter ended February 28, 2014.

d.

The Company incurred $33,501 management fees during the six months ended February 28, 2014 (prior period: $43,076) for services provided by the president of the Company.  Management fees are 10,000 Swiss Francs per month and the agreement expires in December 2015, however can be terminated with 6 months notice. As of February 28, 2014, the Company has an accrued liability of $33,906 for management fees and travel expenses due to these related parties (February 28, 2013: $32,400).

11 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

4.  Related Party Transactions (Continued)

e.

The Company incurred $175,384 in total for management, exploration and contractor expenses during the six months ended February 28, 2014 (February 28, 2013: $134,411).  This amount is a combination of exploration contracting services, the CEO, Non Executive Director and CFO of the Company.  Total management fees for Coresco are contracted at 20,000 Swiss Francs per month and comprise office rental, infrastructure, investor meeting rooms, company secretarial services, CEO, CFO, Technical Services and Non Executive Director fees.  This agreement was entered on December 1, 2011, and can be terminated with 6 months notice subsequent to December 31, 2012.  As of February 28, 2014, the Company has an accrued liability of $177,444 for these services due to this related party (February 28, 2013: $118,505).

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

During November 2013, Ross Doyle loaned the Company $50,000 as a short term unsecured bridge loan at an interest rate of 10% (November 30, 2012: Nil).  The loan was subsequently debt settled during the quarter ended February 28, 2014.

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

12 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

7.  Stockholders’ Equity (Continued)

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

13 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

7.  Stockholders’ Equity (Continued)

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

During November 2013 (share certificates issued during quarter ended February 28, 2014), the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company’s common stock, par value $0.001, at a per share price of $0.001 per share.  As a result, the Company extinguished certain liabilities with creditors via debt settlement agreements for a total of $50,975, for a total of 50,975,000 shares at a price of $0.001 per share.

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

14 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

7.  Stockholders’ Equity (Continued)

The acquisition terms are summarized as follows:

1.

Two months after the successful conclusion of the due diligence (February 7, 2014), Panex will make a payment of US$100,000 to the current shareholders of Amani.  Six months after the commencement date (June 7, 2014), Panex will pay a further $300,000 to the current shareholders of Amani.

2.

On signing of a Share Purchase Agreement, Panex will issue 1,593,636,507 shares in Panex to current partners of Amani.

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

Subsequent to the signing of the agreement with Amani, both parties (Amani and Panex) agreed to remove the time constraint for issuing shares to each party. This has provided comfort to Panex management that work may continue unimpeded while the authorised capital of Panex is increased. As such point 1 and 4 above were completed during the quarter ending 28 February 2014.

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

During November 2013, Ross Doyle loaned the Company $50,000 as a short term unsecured bridge loan at an interest rate of 0% (November 30, 2012: Nil), which was subsequently debt settled.

Through February 28, 2014, $814,275 was received in advance for subscriptions for 814,275,000 shares of common stock paid at $0.001 per share.  In addition, 50,975,000 shares of common stock at $0.001 per share were issued in consideration of settlement of liabilities of $50,975 during the quarter ended February 28, 2014.  These 814,275,000 shares have not been issued as at February 28, 2014.  As of February 28, 2014, the Company did not have sufficient authorized common stock available for issuance to fulfill the subscriptions.  Therefore, the transaction has been classified outside of equity, as a current liability.  In November 2013, holders of a majority of shares of common stock approved a resolution to increase the number of authorized shares from 500,000,000 to 3,000,000,000.  This resolution will be effective 21 days after appropriate disclosure to the shareholders.  At that time the Company will be able to issue the common stock underlying the subscriptions and will be able to reclassify the amounts from current liabilities to equity.

During April 2013, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company’s common stock, par value $0.001, at a per share price of $0.005 per share.  As a result, the Company extinguished certain liabilities with creditors via debt settlement agreements for a total of $75,000, for a total of 15,000,000 shares at a price of $0.005 per share.

During March 2012, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company’s common stock, par value $0.001, at a per share price of $0.08 per share.  As a result, the Company extinguished certain liabilities with creditors via debt settlement agreements for a total of $255,758, for a total of 3,196,971 shares at a price of $0.08 per share.

15 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

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

The Company conducts principal and technical activities from Coresco AG, Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland.  The telephone number is (+41) 41 711 0281.  These offices are provided to the Company on a month-to-month basis.  The Company believes these offices are adequate for the business requirements during the next 12 months.  The Company does not own any real property.  Panex maintains its statutory registered agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014.

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

16 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

Panex has an authorized capital of 500,000,000 shares of common stock with a par value of $0.001 per share with 417,236,507 shares of common stock currently issued and outstanding.  On August 30, 2010, the authorized capital was increased from 75,000,000 shares of common stock to 500,000,000 shares of common stock.

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

Results of Operations

Panex has generated no operating revenues since its inception on May 28, 2004 through to reporting date.

17 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

For the three and six month periods ended February 28, 2014, Panex had net interest expense of $nil and $nil respectively, compared to $nil and $36 for the three and six month periods ended February 28, 2013.  Total expenses for the three and six months ended February 28, 2014 were $679,775 and $1,212,651 respectively, compared to $74,365 and $198,579 for the three and six months ended February 28, 2013.  Expenses were higher in the three and six month periods ended February 28, 2014 than the three and six-month periods ended February 28, 2013 largely in consideration of more exploration activities.

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

The Company has a working capital deficit of $1,199,712 at February 28, 2014, incurred net losses of $1,212,651 for the six months ended February 28, 2014, and has a deficit accumulated during the exploration stage of $14,825,704 for the period from May 28, 2004 (inception) through to the reporting period.

Accordingly, the Company has not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund operations.  These conditions (as indicated in the 2013 audit report by the Independent Registered Public Accounting Firm) raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended February 28, 2014, Panex used cash of $984,910 in operating activities compared to $157,828 in the six months ended February 28, 2013.  The proceeds from the capital raised during the period has been used to repay liabilities incurred by the Company.  The company intends to conserve cash reserves to the greatest extent possible and use the cash for investment opportunities.  As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations.  Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources to continue its operations.  During the six months ended February 28, 2014 and 2013 respectively, no cash was used to repay any debt.

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

During April 2013, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company’s common stock, par value $0.001, at a per share price of $0.005 per share.  As a result, the Company extinguished certain liabilities with creditors via debt settlement agreements for a total of $75,000, for a total of 15,000,000 shares at a price of $0.005 per share.

During March 2012, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company’s common stock, par value $0.001, at a per share price of $0.08 per share.  As a result, the Company extinguished certain liabilities with creditors via debt settlement agreements for a total of $255,758, for a total of 3,196,971 shares at a price of $0.08 per share.

18 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

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

19 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

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

On June 15, 2012, the Securities and Exchange Commission declared Panex’s Form S-1 Registration Statement effective, file number 333-172375, permitting Panex to offer up to 30,000,000 shares of common stock at $0.08 per share.  The offering is being conducted on a best efforts basis and there is no underwriter involved in this public offering.  At the close of the public offer on December 12, 2012, Panex received and accepted 22 subscription agreements and received an aggregate $978,989 in proceeds from those subscriptions and issued 12,237,075 shares of common stock.  Panex utilized the proceeds to ongoing operations, paying accounts payable, paying for offering expenses, assessing and evaluating possible new mineral project opportunities, and, subject to acquiring any such new projects, funding the exploration on such projects.

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

20 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

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

21 PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Panex Resources Inc. has caused this report to be signed on its behalf by the undersigned duly authorized persons.

Panex Resources Inc.

/s/ Mark Gasson

Name: Mark Gasson

Title: President and CEO

Principal Executive Officer

April 15, 2014

/s/ Ross Doyle

Name: Ross Doyle

Title: CFO

Principal Financial Officer

April 15, 2014

22 PANEX RESOURCES INC.