Form 10-Q
period 2014-05-31
Panex Resources Inc.
filed 2014-07-15
CIK 1345756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes  [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2014
Common Stock - $0.001 par value	457,536,507

Documents incorporated by reference: Refer to Exhibits

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2014 (UNAUDITED)

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BALANCE SHEETS

PANEX RESOURCES INC.	As at	As at
(An exploration stage enterprise)	31 May	31 August
Balance Sheets	2014	2013
	(Unaudited)	(Audited)
(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Cash	1,093	519
Total current assets	1,093	519
Total assets (all current)	1,093	519

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities
Accounts payable and accrued expenses	352,429	63,344
Accounts payable and accrued expenses related parties (Note 4(b))	158,617	163,643
Advances received for common stock subscriptions	958,600	-
Loans and borrowings	300,000	110,000
Total liabilities (all current)	1,769,646	336,987

Stockholders’ Equity (Deficiency)
Common stock
Authorized: 500,000,000 (2013: 500,000,000)
common shares with par value of $0.001 each
Issued and outstanding:
457,536,507 (August 31, 2013: 118,261,507) common shares	457,536	118,261
Additional paid-in capital	13,131,129	13,080,699
Donated capital	77,627	77,627
Accumulated deficit during the exploration stage	(15,434,845)	(13,613,055)
Stockholder’ equity (deficiency)	(1,768,553)	(336,468)
Total liabilities and stockholders’ equity (deficiency)	1,093	519

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2014 (UNAUDITED)

STATEMENTS OF OPERATIONS

PANEX RESOURCES INC.	Cumulative	For the	For the	For the	For the
(An exploration stage enterprise)	May 28, 2004	Three Months	Three Months	Nine Months	Nine Months
Statements of Operations	(inception)	Ended	Ended	Ended	Ended
	31 May	31 May	31 May	31 May	31 May
(Unaudited)	2014	2014	2013	2014	2013
(Expressed in U.S. Dollars)	$	$	$	$	$
Donated rent	5,250	-	-	-	-
Donated services	72,377	-	-	-	-
Listing and filing fees	12,120	2,823	2,396	9,724	2,396
Investor relation expenses	170,141	36,952	-	170,141	-
Directors fees	-	-	-	-	-
Management fees	783,254	-	-	-	61,431
Stock option compensation	221,756	-	-	-	-
Professional fees	1,532,997	17,287	45,431	95,107	108,632
Travel costs	348,055	-	-	12,640	-
General and administrative	770,191	57,705	77,881	173,761	140,943
Foreign currency transaction loss (gain)	99,991	(728)	36	(4,604)	1,037
Mineral property and exploration costs	6,104,801	495,103	-	1,365,024	-
Write-off deferred acquisition cost	400,000	-	-	-	-
Provision against Minanca loan	6,100,000	-	-	-	-
	16,620,933	609,142	125,744	1,821,793	314,439
Other income (expense)		-	-
Interest income	42,707	-	-	-	-
Interest expense	(304,413)	-	-	-	(36)
Loss on sale of investment	(126,182)	-	-	-	-
Extinguishment of liabilities	197,745	-	197,745	-	197,745
Gain on sale of mineral property right	1,376,228	-	-	-	-
	1,186,085	-	197,745	-	197,709
(Net Loss) / Income	(15,434,845)	(609,142)	72,001	(1,821,793)	(116,730)
Net Loss Per Share - Basic and Diluted		*	*	*	*
Weighted Average Shares Outstanding		425,207,936	111,503,265	338,215,092	106,018,860

* Amount is less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2014 (UNAUDITED)

STATEMENTS OF CASH FLOWS

PANEX RESOURCES INC.	Cumulative	For the	For the
(An exploration stage enterprise)	May 28, 2004	Nine Months	Nine Months
Statements of Cash Flows	(inception)	Ended	Ended
	31 May	31 May	31 May
(Unaudited)	2014	2014	2013
(Expressed in U.S. Dollars)	$	$	$
Cash Flows From Operating Activities
(Net loss) income	(15,434,845)	(1,821,793)	(116,729)
Adjustments to reconcile net loss to cash used in operating activities
Foreign currency transaction loss (gain)	99,985	(4,604)	1,031
Gain on sale of mineral property rights	(586,228)	-	-
Loss on sale of investment	126,181	-	-
Extinguishment of debt	(208,171)	-	(197,745)
Donated services and expenses	77,627	-	-
Expenses paid by issue of common stock	500	-	-
Options expense	221,756	-	-
Write-off deferred acquisition costs	400,000	-	-
Provision against Minanca loan	6,100,000	-	-
Change in operating assets and liabilities		-	-
Increase (decrease) in accounts payable and accrued liabilities	1,586,960	515,490	46,886
Increase (decrease) in amounts due to related parties	389,133	94,974	106,432
Net Cash Used in Operating Activities	(7,227,102)	(1,215,933)	(160,125)
Cash Flows From Investing Activities
Cash received from sale of investment	250,047	-	-
Cash received from sale of mineral property rights	210,000	-	-
Deferred acquisition costs	(400,000)	-	-
Loan advances	(7,100,000)	-	-
Repayment of loan advance	1,000,000	-	-
Net Cash Used in Investing Activities	(6,039,953)	-	-
Cash Flows From Financing Activities
Loan from related parties	644,313	50,000	-
Loan repaid to related parties	(576,483)	-	-
Loan from unrelated third parties	640,000	300,000	100,000
Advances received for common stock subscriptions	861,600	821,600	-
Common shares issued for cash	11,688,039	40,300	-
Net Cash Provided by Financing Activities	13,257,469	1,211,900	100,000
Effect of Exchange Rates on Cash	10,679	4,607	(5,138)
Increase (decrease) in Cash	1,093	574	(65,263)
Cash at Beginning of Period	-	519	65,800
Cash at End of Period	1,093	1,093	537

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2014 (UNAUDITED)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

PANEX RESOURCES INC (An exploration stage enterprise) Statements of Stockholder's Equity (Deficiency) and Comprehensive income (Loss)	Common Stock		Additional paid-in capital	Donated Capital	Accumulated (deficit) during exploration stage	Total stockholders' equity (deficiency)
May 28, 2004 (inception) to Balance Date	Shares	Amount	$	$	$	$
(Expressed in U.S. Dollars)	#	$

Balances, May 28, 2004 (Date of inception)
Common stock issued for services to president	6,000,000	6,000	(5,500)	-	-	500
Return and cancellation of shares	(6,000,000)	(6,000)	6,000	-	-	-
Net loss					(500)	(500)
Balances, August 31, 2004	-	-	500	-	(500)	-
Common stock issued for cash	64,500,000	64,500	(17,750)	-	-	46,750
Return and cancellation of shares	(30,000,000)	(30,000)	30,000	-	-	-
Donated rent	-	-	-	3,000	-	3,000
Donated services	-	-	-	6,000	-	6,000
Net loss					(15,769)	(15,769)
Balances, August 31, 2005	34,500,000	34,500	12,750	9,000	(16,269)	39,981
Common stock issued for cash	1,964,285	1,964	4,498,036	-	-	4,500,000
Donated rent	-	-	-	2,250	-	2,250
Donated services	-	-	-	4,500	-	4,500
Net loss					(848,560)	(848,560)
Balances, August 31, 2006	36,464,285	36,464	4,510,786	15,750	(864,829)	3,698,171
Common stock issued for cash	7,632,500	7,632	6,098,368			6,106,000
Net loss					(10,943,990)	(10,943,990)
Balances, August 31, 2007	44,096,785	44,096	10,609,154	15,750	(11,808,819)	(1,139,819)
Net loss					(66,651)	(66,651)
Balances, August 31, 2008	44,096,785	44,096	10,609,154	15,750	(11,875,470)	(1,206,470)
Common stock issued for cash	1,600,000	1,600	14,400			16,000
Common stock issued for settlement of debt	14,000,000	14,000	126,000			140,000
Shares to be issued	-	-	30,000			30,000
Net loss					(154,585)	(154,585)
Balances, August 31, 2009	59,696,785	59,696	10,779,554	15,750	(12,030,055)	(1,175,055)
Common stock issued for cash received in	4,000,000	4,000	6,000	-	-	10,000
December 2008						-
Common stock issued for settlement of debt	3,350,000	3,350	30,150	-	-	33,500
Net loss					(213,860)	(213,860)
Balances, August 31, 2010	67,046,785	67,046	10,815,704	15,750	(12,243,915)	(1,345,415)
Common stock issued for settlement of accounts	12,303,123	12,303	602,853	-	-	615,156
payable, accrued liabilities and debt						-
Donated services	-	-	-	31,617	-	31,617
Net loss					(299,498)	(299,498)
Balances, August 31, 2011	79,349,908	79,349	11,418,557	47,367	(12,543,413)	(998,140)

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2014 (UNAUDITED)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY) (Continued)

PANEX RESOURCES INC (An exploration stage enterprise) Statements of Stockholder's Equity (Deficiency) and Comprehensive income (Loss)	Common Stock		Additional paid-in capital	Donated Capital	Accumulated (deficit) during exploration stage	Total stockholders' equity (deficiency)
May 28, 2004 (inception) to Balance Date	Shares	Amount	$	$	$	$
(Expressed in U.S. Dollars)	#	$

Balances, August 31, 2011	79,349,908	79,349	11,418,557	47,367	(12,543,413)	(998,140)
Donated services	-	-	-	30,260	-	30,260
Issuance of common stock for settlement of debt and accounts payable in February 2012)	8,477,553	8,478	161,073	-	-	169,551
Common stock issued for cash at $0.08 per share	12,237,075	12,237	966,752	-	-	978,989
Common stock issued for settlement of debt and accounts payable in March 2012	3,196,971	3,197	252,561	-	-	255,758
Stock option compensation expense	-	-	221,756	-	-	221,756
Net loss	-	-	-	-	(926,016)	(926,016)
Balances, August 31, 2012	103,261,507	103,261	13,020,699	77,627	(13,469,429)	(267,842)
Net loss (income)	-	-	-	-	(143,626)	(143,626)
Common stock issued for settlement of liabilities on April 11, 2013 at 0.5 cents per share	15,000,000	15,000	60,000	-	-	75,000
Balances, August 31, 2013	118,261,507	118,261	13,080,699	77,627	(13,613,055)	(336,468)
Common stock issued for settlement of liabilities on November 15, 2013 at $0.001 per share	248,000,000	248,000	-	-	-	248,000
Extinguishment of liabilities with a related party			50,430	-	-	50,430
Net loss	-	-	-	-	(532,876)	(532,876)
Balances, November 30, 2013	366,261,507	366,261	13,131,129	77,627	(14,145,930)	(570,913)
Net loss	-	-	-	-	(679,775)	(679,775)
Common stock issued for settlement of liabilities during quarter ended February 28, 2014 at 0.001 cents per share	50,975,000	50,975	-	-	-	50,975
Balances, February 28, 2014	417,236,507	417,236	13,131,129	77,627	(14,825,704)	(1,199,712)
Common stock issued for cash on May 13, 2014 at $0.001 per share	40,300,000	40,300	-	-	-	40,300
Net loss	-	-	-	-	(609,141)	(609,141)
Balances, May 31, 2014	457,536,507	457,536	13,131,129	77,627	(15,434,845)	(1,768,553)

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2014 (UNAUDITED)

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

The Company incurred a net loss of $1,821,793 for the nine months ended May 31, 2014, and a deficit accumulated during the exploration stage of $15,434,845 for the period May 28, 2004 (inception) through May 31, 2014.

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

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2014 (UNAUDITED)

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

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2014 (UNAUDITED)

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

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2014 (UNAUDITED)

2.  Summary of Significant Accounting Policies (Continued)

l.  Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company is currently evaluating the impact of ASU 2014-10 on the financial statements.

Management has evaluated other recently issued accounting pronouncements to determine their applicability and does not believe that any of these pronouncements will have a significant impact on the Company’s financial statements.

3.  Stock Options

In August 2012, the Company's Board of Directors approved the issuance of stock options as an incentive to obtain services of key employees, directors and consultants of the Company.  The following is a summary of stock option activity and the status of stock options outstanding and exercisable as at reporting date:

	Stock Options #	Weighted Average Exercise Price $	Remaining Contractual Life (years) As At	Aggregate Intrinsic value As At
Outstanding and exercisable at August, 31, 2012	8,000,000	0.08	4.92	-
Granted during the fiscal year ended August 31, 2013	-	-	-	-
Forfeited during the fiscal year ended August 31, 2013	(8,000,000)	0.08	4.17	-
Outstanding and exercisable at August 31, 2013	-	-	-	-
Granted during the quarter ended November 30, 2013	-	-	-	-
Outstanding and exercisable at November 30, 2013	-	-	-	-
Granted during the quarter ended February 28, 2014	-	-	-	-
Outstanding and exercisable at February 28, 2014	-	-	-	-
Granted during the quarter ended May 31, 2014	-	-	-	-
Outstanding and exercisable at May 31, 2014	-	-	-	-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the reporting period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2014 (UNAUDITED)

3.  Stock Options (Continued)

Effective August 3, 2012, the Company’s board of directors granted 8,000,000 stock purchase options.  Each of the options had an issue date, effective date and vesting date of August 3, 2012, with an exercise price of $0.08 per share.  The term of these options was five years.  The options were exercisable at any time from the grant date up to and including August 2, 2017.  All related compensation expense was recognized on August 31, 2012 as the options were vested in full on that date.

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

4.  Related Party Transactions

a.

There were no donated services provided by the president of the Company during the three and nine months ended May 31, 2014 (May 31, 2013: Nil).

b.

During the nine months ended May 31, 2014 Coresco forgave money owing for an amount of $50,430, which is reported as an extinguishment of liabilities in the Statements of Stockholder’s equity (deficiency)(May 31, 2013: Nil).

c.

During November 2013, Ross Doyle, CFO, loaned the Company $50,000 as a short term unsecured bridge loan at an interest rate of 0% (November 30, 2012: Nil).  The loan was subsequently debt settled for shares to be issued during the quarter ended February 28, 2014.  The amount is recorded as advances received for common stock subscriptions.

d.

The Company incurred $38,523 management fees during the nine months ended May 31, 2014 (prior period: $43,076) for services provided by the president of the Company.  This amount is included in $195,474 as noted in (e) below.  Management fees are 10,000 Swiss Francs per month and the agreement expires in December 2015, however can be terminated with 6 months notice.

e.

The Company incurred $20,090 and $195,474 respectively in total for management, exploration and contractor expenses during the three and nine months ended May 31, 2014 (May 31, 2013: $64,812 and $199,223 respectively).  This amount is a combination of exploration contracting services, the CEO, Non Executive Director and CFO of the Company.  Total management fees for Coresco are contracted at 20,000 Swiss Francs per month and comprise office rental, infrastructure, investor meeting rooms, company secretarial services, CEO, CFO, Technical Services and Non Executive Director fees.  This agreement was entered on December 1, 2011, and can be terminated with 6 months notice subsequent to December 31, 2012.  As of May 31, 2014, the Company has an accrued liability of $158,617 for these services due to this related party (May 31, 2013: $138,026).

f.

On June 20, 2013, Panex reached an agreement with Klaus Eckhof and Ross Doyle to cancel all of their outstanding stock options with Panex.  As a result of the cancellation of the 8 million stock options, Panex currently has no outstanding stock options as at May 31, 2014.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2014 (UNAUDITED)

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

During March 2014, the Company received loan proceeds of $300,000, from an unrelated third party.  The loan is unsecured, and had no stated interest rate. The loan will be assigned to Burey Gold Ltd subject to successful conclusion of the transaction with Burey Gold Ltd during July 2014.  If the transaction with Burey Gold Ltd does not proceed, the loan will be converted to Equity or repaid on a best endeavour basis.  The funds received were used to pay aged outstanding accounts payable during the quarter ending May 31 2014.  Of the total $300,000 loan proceeds, the full $300,000 was distributed directly by the lender to repay certain vendors of the Company in Democratic Republic of Congo, with the majority being license fees.

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

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2014 (UNAUDITED)

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

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2014 (UNAUDITED)

7.  Stockholders’ Equity (Continued)

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

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2014 (UNAUDITED)

7.  Stockholders’ Equity (Continued)

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

Pursuant to the terms and conditions of the Term Sheet dated May 22, 2014, Panex has agreed to assign and surrender all of the rights and interests it may have in the share purchase agreement dated December 7, 2013 with Amani (the "Purchase Agreement") to Burey Gold Limited ("Burey").  In addition, Panex has agreed to assign to Burey all of its rights, title, and interest in financings provided for the purpose of funding exploration on the Giro Project (the "Loans").  These financings total $1,174,472 at May 31, 2014.  In consideration of the assignment of all of Panex's rights and interests in the Purchase Agreement and the Loans Burey has agreed to issue an aggregate 55,705,232 shares in the capital of Burey to Panex, subject to all applicable regulatory and shareholder approvals (the "Burey Shares"). On successful conclusion of the due diligence and regulatory approvals, including Burey shareholder approvals, Burey will issue the Burey Shares to Panex and will commence with the exploration and development of the Giro Project.  For more information please see the Burey website (www.bureygold.com).  The parties to the Term Sheet have agreed that the terms and conditions provided in the Term Sheet are binding.  Certain officers and shareholders of Panex are also officers and non-controlling shareholders of Burey.  The Burey Shares represent approximately 10.6% of the total outstanding share issuances of Burey.  Burey is listed on the Australian Securities Exchange and the Burey Shares to be issued to Panex will be fully tradeable.  At May 31, 2014, Burey ordinary shares were trading for AUD $0.013 per share.

Financing Activities:

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

During November 2013, Ross Doyle loaned the Company $50,000 as a short term unsecured bridge loan at an interest rate of 0% (November 30, 2012: Nil), which was subsequently debt settled and reclassified to advances for subscription at May 31, 2014.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2014 (UNAUDITED)

7.  Stockholders’ Equity (Continued)

Through May 31, 2014, $861,900 was received in advance for subscriptions for 861,900,000 shares of common stock paid at $0.001 per share.  In addition, 50,975,000 shares of common stock at $0.001 per share were issued in consideration of settlement of liabilities of $50,975 during the quarter ended February 28, 2014.  Of these 861,900,000 shares, 40,300,000 have been issued during the quarter ended May 31, 2014 and the rest (821,600,000) have not been issued as at May 31, 2014.  As of May 31, 2014, the Company did not have sufficient authorized common stock available for issuance to fulfill the subscriptions.  Therefore, the transaction has been classified outside of equity, as a current liability.  In June 2014, holders of a majority of shares of common stock approved a resolution to increase the number of authorized shares from 500,000,000 to 2,000,000,000.  This resolution will be effective 21 days after appropriate disclosure to the shareholders.  At that time the Company will be able to issue the common stock underlying the subscriptions and will be able to reclassify the amounts from current liabilities to equity.

During May 2014, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company’s common stock, par value $0.001, at a per share price of $0.001 per share.  As a result, the Company extinguished certain liabilities with creditors via debt settlement agreements for a total of $87,000, for a total of 87,000,000 shares at a price of $0.001 per share. As of May 31, 2014, the Company did not have sufficient authorized common stock available for issuance to fulfill the issuance of shares.  Therefore, the transaction has been classified outside of equity, as a current liability.

8.  Subsequent events

During June 2014, the Company received loan proceeds of $466,027 (AUD $500,000), from an unrelated third party. The loan is unsecured, and had no stated interest rate. The loan will be assigned to Burey Gold Ltd subject to successful conclusion of the transaction with Burey Gold Ltd during July 2014. If the transaction with Burey Gold Ltd does not proceed, the company has four months to repay the funds.  The funds received were used to pay aged outstanding accounts payable during the quarter ending May 31 2014.  Of the total $466,027 loan proceeds, $96,027 was distributed directly by the lender to repay certain vendors of the Company in Democratic Republic of Congo.

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

Panex has an authorized capital of 500,000,000 shares of common stock with a par value of $0.001 per share with 457,536,507 shares of common stock currently issued and outstanding.  On August 30, 2010, the authorized capital was increased from 75,000,000 shares of common stock to 500,000,000 shares of common stock.

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

Total expenses for the three and nine months ended May 31, 2014 were $609,142 and $1,821,793 respectively, compared to $125,744 and $314,439 for the three and nine months ended May 31, 2013.  Expenses were higher in the three and nine-month periods ended May 31, 2014 than the three and nine-month periods ended May 31, 2013 largely in consideration of more exploration activities.

Liquidity and Capital Resources

The financial statements have been prepared assuming the Company will continue as a going concern.  Since inception in May 2004, the Company has not generated revenue and has incurred net losses.

The Company had a working capital deficit of $1,768,553 as at May 31, 2014, incurred net losses of $1,821,793 for the nine months ended May 31, 2014, and has a deficit accumulated during the exploration stage of $15,434,845 for the period from May 28, 2004 (inception) through May 31, 2014.

The Company had a working capital deficit of $309,572 as at May 31, 2013, incurred net losses of $116,730 for the nine months ended May 31, 2013, and has a deficit accumulated during the exploration stage of $13,586,159 for the period from May 28, 2004 (inception) through May 31, 2013.

Accordingly, the Company has not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund operations.  These conditions (as indicated in the 2013 audit report by the Independent Registered Public Accounting Firm) raise substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended May 31, 2014, Panex used cash of $1,215,933 in operating activities compared to $160,125 in the nine months ended May 31, 2013.  The proceeds from the capital raised during the period has been used to repay liabilities incurred by the Company.  The company intends to conserve cash reserves to the greatest extent possible and use the cash for investment opportunities.  As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations.  Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources to continue its operations.   During the nine months ended May 31, 2014 and 2013 respectively, no cash was used to repay any debt.

During March 2014, the Company received loan proceeds of $300,000, from an unrelated third party.  The loan is unsecured, and had no stated interest rate. The loan will be assigned to Burey Gold Ltd subject to successful conclusion of the transaction with Burey Gold Ltd during July 2014.  If the transaction with Burey Gold Ltd does not proceed, the loan will be converted to Equity or repaid on a best endeavour basis.  The funds received were used to pay aged outstanding accounts payable during the quarter ending May 31 2014.  Of the total $300,000 loan proceeds, the full $300,000 was distributed directly by the lender to repay certain vendors of the Company in Democratic Republic of Congo, with the majority being license fees.

During May 2014, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company’s common stock, par value $0.001, at a per share price of $0.001 per share.  As a result, the Company extinguished certain liabilities with creditors via debt settlement agreements for a total of $87,000, for a total of 87,000,000 shares at a price of $0.001 per share. As of May 31, 2014, the Company did not have sufficient authorized common stock available for issuance to fulfill the issuance of shares.  Therefore, the transaction has been classified outside of equity, as a current liability.

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

Through May 31, 2014, $861,900 was received in advance for subscriptions for 861,900,000 shares of common stock paid at $0.001 per share.  In addition, 50,975,000 shares of common stock at $0.001 per share were issued in consideration of settlement of liabilities of $50,975 during the quarter ended February 28, 2014.  Of these 861,900,000 shares, 40,300,000 have been issued during the quarter ended May 31, 2014 and the rest have not been issued as at May 31, 2014.  In addition, 50,975,000 shares of common stock at $0.001 per share are agreed to be issued in consideration of settlement of liabilities of $50,975.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company is currently evaluating the impact of ASU 2014-10 on the financial statements.

Management has evaluated other recently issued accounting pronouncements to determine their applicability and does not believe that any of these pronouncements will have a significant impact on the Company’s financial statements.

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

July 15, 2014

/s/ Ross Doyle

Name: Ross Doyle

Title: CFO

Principal Financial Officer

July 15, 2014