Form 10-K
period 2014-08-31
Panex Resources Inc.
filed 2014-10-03
CIK 1345756

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

[X]  ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ]  TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 000-51707

PANEX RESOURCES INC.

(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada

(State or other jurisdiction of incorporation or organization)

00-0000000

(I.R.S. Employer Identification No.)

Coresco AG, Level 3, Gotthardstrasse 20, 6300 Zug, Switzerland

(Address of principal executive offices)

+41 41 711 0281

(Issuer’s telephone number)

_______

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of each class)

Name of each exchange on which registered: OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐ Yes ý No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

1    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

Larger accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [  ]  Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $962,198 as of February 28, 2013.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 3, 2014
Common Stock - $0.001 par value	1,416,136,507

Documents incorporated by reference: Refer to Exhibits

2    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

3    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

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

4    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Background

Panex Resources Inc. (“Panex” or the “Company”) is a Nevada corporation that was incorporated on May 28, 2004.

The Company conducts principal and technical activities from Coresco AG, Level 3, Gotthardstrasse 20, 6300 Zug, Switzerland.  The telephone number is +41 41 711 0281.  These offices are provided to the Company on a month-to-month basis.  The Company believes these offices are adequate for the business requirements during the next 12 months.  The Company does not own any real property.  Panex maintains its statutory registered agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014.

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

Panex has an authorized capital of 2,000,000,000 shares of common stock with a par value of $0.001 per share with 1,416,136,507 shares of common stock currently issued and outstanding.  On August 30, 2010, the authorized capital was increased from 75,000,000 shares of common stock to 500,000,000 shares of common stock.

On July 14, 2014, the company effectively increased its’ authorized capital from 500,000,000 shares of common stock to 2,000,000,000 shares of common stock with a par value of $0.001 per share.  The increase in the authorized capital was approved on June 4, 2014 by shareholders of Panex owning approximately 53% of the outstanding voting shares of common stock.

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

5    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

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

6    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

Panex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company conducts principal and technical activities from Coresco AG, Level 3, Gotthardstrasse 20, 6300 Zug, Switzerland.  The telephone number is +41 41 711 0281.  These offices are provided to the Company on a month-to-month basis.  The Company believes these offices are adequate for the business requirements during the next 12 months.  The Company does not own any real property.  Panex maintains its statutory registered agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014.

ITEM 3 - LEGAL PROCEEDINGS

Panex is not a party to any pending legal proceedings and, to the best of Panex’s knowledge, none of Panex’s assets are the subject of any pending legal proceedings.

ITEM 4 - MINING SAFETY DISCLOSURES

There are no current mining activities at the date of this report.

7    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

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

High & Low Bids
Period ended	High	Low	Source
31 August 2014	$0.01	$0.00	OTC Markets, Inc.
31 May 2014	$0.02	$0.00	OTC Markets, Inc.
28 February 2014	$0.10	$0.00	OTC Markets, Inc.
30 November 2013	$0.04	$0.00	OTC Markets, Inc.
31 August 2013	$0.02	$0.00	OTC Markets, Inc.
31 May 2013	$0.02	$0.00	OTC Markets, Inc.
28 February 2013	$0.02	$0.00	OTC Markets, Inc.
30 November 2012	$0.06	$0.02	OTC Markets, Inc.

b.

Holders of Record

Panex has approximately 117 holders of record of Panex’s common stock as of August 31, 2014 according to a shareholders’ list provided by Panex’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by Panex of the number of beneficial owners of common stock held in street name.  The transfer agent for Panex’s common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

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

Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

8    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

June 15, 2012 - S-1 Registration Statement Effective

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

March 28, 2012 - 3,196,971 Shares For Debt Offering

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

9    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

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

10    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

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

ITEM 6 - SELECTED FINANCIAL DATA

Panex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Since its inception on May 28, 2004, the Company has not generated revenue and has incurred net losses.  The Company incurred net income of $218,825 for the year ended August 31, 2014, and a deficit accumulated during the exploration stage of $13,394,226 for the period May 28, 2004 (inception) through August 31, 2014.  Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

11    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

Results of Operations

Panex has generated no operating revenues since its inception on May 28, 2004 through August 31, 2014.

For the year ended August 31, 2014, Panex had net interest expense of $nil, compared to $36 for the year ended August 31, 2013.  Total expenses for the year ended August 31, 2014 were $1,978,789 compared to $341,335 for the year ended August 31, 2013.  Expenses were higher in fiscal year 2014 than 2013 largely in consideration of drilling and exploration activities.

Liquidity and Capital Resources

The financial statements have been prepared assuming the Company will continue as a going concern.  Since inception in May 2004, the Company has not generated revenue and has incurred net losses.  The Company has working capital of $1,230,666 as at August 31, 2014, income of$218,825 for the fiscal year 2014 compared to $143,626 for the fiscal year 2013, and has a deficit accumulated during the exploration stage of $13,394,226 for the period from May 28, 2004 (inception) through August 31, 2014.

Accordingly, the Company has not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund operations.  These conditions (as indicated in the 2014 audit report of our Independent Registered Public Accounting Firm) raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended August 31, 2014, Panex used cash of $1,810,947 in operating activities compared to $183,101  for the year ended August 31, 2013.  As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations.  Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources to continue its operations.

During June 2014, the Company received loan proceeds of $466,027 (AUD $500,000), from an unrelated third party. The loan is unsecured, and had no stated interest rate. The loan was assigned to Burey Gold Ltd after the successful conclusion of the transaction with Burey Gold Ltd consummated on August 12, 2014.  The funds received were used to pay aged outstanding accounts payable during the quarter ending May 31, 2014.  Of the total $466,027 loan proceeds, $96,027 was distributed directly by the lender to repay certain vendors of the Company in Democratic Republic of Congo.  On July 23, 2014 the Company approved a conditional equity financing to raise up to $958,600 in working capital for operations, exploration and administration.  On August 12, 2014 the Company issued 958,600,000 restricted shares of common stock at a price of $0.001 per share to raise the working capital.  The Company set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares to be issued in the offering were issued for investment purposes in “private transactions”.

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

During March 2014, the Company received loan proceeds of $300,000, from an unrelated third party.  The loan is unsecured, and had no stated interest rate. The loan was assigned to Burey Gold Ltd.  The funds received were used to pay aged outstanding accounts payable during the quarter ending May 31 2014.  Of the total $300,000 loan proceeds, the full $300,000 was distributed directly by the lender to repay certain vendors of the Company in Democratic Republic of Congo, with the majority being license fees.

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

12    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

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

13    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

Accounting and Audit Plan

Panex intends to continue to have Coresco AG, its outside consultant, assist in the preparation of Panex’s quarterly and annual financial statements and have these financial statements reviewed or audited by Panex’s independent registered public accounting firm.  Coresco AG is expected to charge Panex approximately $3,000 to prepare Panex’s quarterly financial statements and approximately $6,000 to prepare Panex’s annual financial statements.  Panex’s independent auditor is expected to charge approximately $4,000 to review each of Panex’s quarterly financial statements and approximately $15,000 to audit Panex’s annual financial statements.  In the next 12 months, Panex anticipates incurring approximately $42,000 to pay for its accounting and audit requirements.

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

Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses are recognized in earnings.

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

14    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted.  In the year ended August 31, 2014, the Company elected to early adopt ASU 2014-10 and removed the inception to date information and all reference to exploration stage.

In May 2014, FASB issued ASU No. 2014-09 “Revenue from Contracts from Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted.  The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

Management has evaluated any recently issued accounting pronouncements to determine their applicability and does not believe that any of these pronouncements will have a significant impact on the Company’s financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Panex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Panex’s financial statements are stated in United States Dollars (USD) and are prepared in accordance with accounting principles generally accepted in the United States of America.  See Exhibit A - Financial Statements attached below.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

15    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Panex’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Panex’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“ Exchange Act ”)) as of August 31, 2014.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

16    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of August 31, 2014, Panex’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

Changes in Internal Controls over Financial Reporting

There were no changes in Panex’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended August 31, 2014, that materially affected, or are reasonably likely to materially affect, Panex’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

During the fourth quarter of the year covered by this Form 10-K, Panex had no information to be disclosed as required on a Form 8-K that was not previously disclosed.

17    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The names, addresses, ages and positions of Panex’s officers and directors that held their positions during or since the fiscal year ended August 31, 2014 are set forth below:

Name and Address	Age	Positions

Mark Gasson (appointed December 9, 2013)
Level 3, Gotthardstrasse 20, 6300 Zug, Switzerland	56	Chief Executive Officer, President, Director

Mr Cong Mao Huai (appointed March 21, 2014)
Level 3, Gotthardstrasse 20, 6300 Zug, Switzerland	52	Director

Ross Doyle
Level 3, Gotthardstrasse 20, 6300 Zug, Switzerland	42	Chief Financial Officer, Treasurer, Corporate Secretary

On December 9, 2013 Klaus Eckhof resigned as CEO and President and occupied the position of Non Executive Director until July 24, 2014 at which time he tendered his resignation as a Non Executive Director.

Mark Gasson: Mr Gasson was appointed as Chief Executive Officer and President of Panex.  Mr Gasson replaces Mr Eckhof.  Mr Gasson brings vast experience and management skills, which will have a significant impact in the exploration and development of Panex’s highly prospective mineral projects in the Democratic Republic of Congo.  Mr Gasson is a geologist with more than 25 years of experience developing mineral deposits throughout the globe including Africa.  He has held senior positions with a number of Australian and international mining companies operating in Africa.  His most recent position was Managing Director of Erongo Energy Limited (ASX:ARN) and he was previously the Exploration Manager-East Africa for Gallery Gold Limited and the Executive Director of Exploration for Tiger Resources Limited.

Cong Mao Huai: Mr Huai brings significant experience with operating in the Democratic Republic of Congo and exposure to the Asian investment market.

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

18    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

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

19    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

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

ITEM 11 - EXECUTIVE COMPENSATION

Panex has paid $141,730 and $145,286 in compensation to its named officers during its fiscal years ended August 31, 2014 and 2013, respectively.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan ($)	Non-qualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
Klaus Eckhof, Chairman, CEO, President, Non Executive Director - resigned December 9, 2013 ^	2013 2014	43,076 38,523	- -	- -	- -	- -	- -	- -	43,076 38,523
Ross Doyle CFO appointed March 26, 2012^	2013 2014	102,210 51,603	- -	- -	- -	- -	- -	- -	102,210 51,603
Mark Gasson CEO appointed December 9, 2013^	2014	51,603	-	-	-	-	-	-	51,603
Cong Mao Huai Director appointed March 21, 2014	2014	-	-	-	-	-	-	-	-

^ Administration, accounting, SEC support, annual report preparation and lodgment, CFO and secretarial fees of $161,094 (2013: $84,000) was paid or payable to Coresco AG, a company in which Mr Gasson and Mr Doyle has a beneficial interest.

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

20    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Security Ownership of Certain Beneficial Owners (more than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner [1]	Percent of Class [2]
Shares of common stock	Samba Minerals Ltd. 55 Salvado Rd, Level 1, Suite 5, Subiaco, WA6008, Australia	225,000,000	15.88%
	Patane Ltd. Graben 27, Vienna, Austria	110,000,000	7.76%
	Coresco AG Gotthardstrasse 20 Level 3, Zug 6300, Switzerland	100,000,000	7.06%
	Orca Capital GmbH Sperling 2, Pfaffenhofen 85276, Germany	100,000,000	7.06%

[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

 [2] Based on 1,416,136,507 shares of common stock issued and outstanding as of October 3, 2014.

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner [1]	Percent of Class [2]
Shares of common stock	Klaus Eckhof Level 3, Gotthardstrasse 20, 6300 Zug, Switzerland	-	0.00%
Shares of common stock	Ross Doyle Level 3, Gotthardstrasse 20, 6300 Zug, Switzerland	41,977,553	2.96%
Shares of common stock	Mark Gasson Level 3, Gotthardstrasse 20, 6300 Zug, Switzerland	25,000,000	1.76%
Shares of common stock	Directors and Executive Officers (as a group)		4.72%

[2] Based on 1,416,136,507 shares of common stock issued and outstanding as of October 3, 2014.

Changes in Control

Panex is not aware of any arrangement that may result in a change in control of Panex.

21    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Consultant Agreements

Mark Gasson and Ross Doyle are beneficial shareholders in Coresco AG (Coresco).  Coresco charges $3,000 for office and facilities and administrative support and $7,000 for financial, management and statutory reporting, CFO and treasury functions, totaling to $10,000 per month.  This agreement was entered on December 1, 2011, and can be terminated with 6 months notice subsequent to December 31, 2012.

b.

Transactions with Promoters

During the past five fiscal years, Klaus Eckhof (resigned on December 9, 2013) has been a promoter of Panex’s business, but has not received anything of value from Panex nor is entitled to receive anything of value from Panex for services provided as a promoter of the business of Panex.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

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

2014 - $30,000 - GHP Horwath, P.C.

2013 - $24,500 - GHP Horwath, P.C.

22    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

b.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for audit related services by the principal accountants that are reasonably related to the performance of the audit or review of Panex’s financial statements and are not reported in the preceding paragraph:

2014 - $Nil - GHP Horwath, P.C.

2013 - $Nil - GHP Horwath, P.C.

c.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014 - $Nil - GHP Horwath, P.C.

2013 - $Nil - GHP Horwath, P.C.

d.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principle accountant, other than the services reported in paragraphs (a) and (b) was:

2014 - $Nil - GHP Horwath, P.C.

2013 - $Nil - GHP Horwath, P.C.

e.

Audit Committee

Panex does not have an Audit Committee.  Therefore Panex’s Board of Director’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the Board of Director’s pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

23    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

PART IV

ITEM 15 - EXHIBIT, FINANCIAL STATEMENT SCHEDULES

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

Filed

24    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

Exhibit	Description	Status

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

25    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Panex Resources Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Panex Resources Inc.

/s/ Mark Gasson

Name: Mark Gasson

Title: President and CEO

Principal Executive Officer

October 3, 2014

/s/ Ross Doyle

Name: Ross Doyle

Title: CFO

Principal Financial Officer

October 3, 2014

26    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

EXHIBIT A

FINANCIAL STATEMENTS

27    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Panex Resources Inc. Board of Directors and Stockholders

We have audited the accompanying balance sheets of Panex Resources Inc. (an Exploration Stage Company) as of August 31, 2014 and 2013, and the related statements of operations, cash flows and stockholders’ equity (deficiency) for each of the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panex Resources Inc. as of August 31, 2014 and 2013, and the results of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company had a loss before other income of approximately $1,979,000 for the year ended August 31, 2014, and a deficit accumulated during the exploration stage of approximately $13,394,000 as of August 31, 2014.  The Company also has a limited history and no revenue producing operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans with regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP HORWATH, P.C.

Denver, Colorado

October 3, 2014

28    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

BALANCE SHEETS

PANEX RESOURCES INC.	As at	As at
(An exploration stage enterprise)	31 August	31 August
Balance Sheets	2014	2013

(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Investment	1,351,587	-
Cash	2,524	519
Total current assets	1,354,111	519
Total assets (all current)	1,354,111	519

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities
Accounts payable and accrued expenses	42,922	63,344
Accounts payable and accrued expenses related parties (Note 4(b))	45,523	163,643
Loans and borrowings, related party	35,000	-
Loans and borrowings	-	110,000
Total liabilities (all current)	123,445	336,987
Stockholders’ Equity (Deficiency)
Common stock
Authorized: 2,000,000,000 (2013: 500,000,000)
common shares with par value of $0.001 each
Issued and outstanding:
1,416,136,507 (August 31, 2013: 118,261,507) common shares	1,416,136	118,261
Additional paid-in capital	13,131,129	13,080,699
Donated capital	77,627	77,627
Accumulated deficit during the exploration stage	(13,394,226)	(13,613,055)
Stockholder’ equity (deficiency)	1,230,666	(336,468)
Total liabilities and stockholders’ equity (deficiency)	1,354,111	519

The accompanying notes are an integral part of these financial statements.

29    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

STATEMENTS OF OPERATIONS

PANEX RESOURCES INC.	For the	For the
(An exploration stage enterprise)	Year	Year
Statements of Operations	Ended	Ended
	31 August	31 August
	2014	2013
(Expressed in U.S. Dollars)	$	$
Listing and filing fees	14,686	2,396
Investor relation expenses	181,457	-
Management fees	-	61,431
Professional fees	209,325	112,762
Travel costs	12,640	-
General and administrative	192,407	163,709
Foreign currency transaction loss (gain)	(20,021)	1,037
Mineral property and exploration costs	1,388,295	-
	1,978,789	341,335
Other income (expense)
Interest expense	-	(36)
Gain on sale of investment	1,981,344	-
Investment revaluation	216,270	-
Extinguishment of liabilities	-	197,745
	2,197,614	197,709
Net Income (Loss)	218,825	(143,626)
Earnings (Loss) Per Share – Basic and Diluted	*	*
Weighted Average Shares Outstanding	397,269,510	109,097,123

* Amount is less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

30    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

STATEMENTS OF CASH FLOWS

PANEX RESOURCES INC.	For the	For the
(An exploration stage enterprise)	Year	Year
Statements of Cash Flows	Ended	Ended
	31 August	31 August
	2014	2013
(Expressed in U.S. Dollars)	$	$
Cash Flows From Operating Activities
(Net loss) income	218,825	(143,626)
Adjustments to reconcile net loss to cash used in operating activities
Foreign currency transaction loss (gain)	(20,021)	1,031
Gain on sale of investment	(1,981,344)	-
Investment revaluation	(216,270)	-
Extinguishment of debt	-	(197,745)
Options expense	-	-
Increase (decrease) in accounts payable and accrued liabilities	205,983	25,190
Increase (decrease) in amounts due to related parties	(18,120)	132,049
Net Cash Used in Operating Activities	(1,810,947)	(183,101)
Cash Flows From Investing Activities
Net Cash Used in Investing Activities	-	-
Cash Flows From Financing Activities
Loan from related parties	94,000	-
Loan repaid to related parties	(9,000)	-
Loan from unrelated third parties	846,027	110,000
Common shares issued for cash	861,900	-
Net Cash Provided by Financing Activities	1,792,927	110,000
Effect of Exchange Rates on Cash	20,025	7,821
Increase (decrease) in Cash	2,005	(65,280)
Cash at Beginning of Period	519	65,799
Cash at End of Period	2,524	519

See Note 7 for non-cash investing and financing transactions.

The accompanying notes are an integral part of these financial statements.

31    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

PANEX RESOURCES INC (An exploration stage enterprise) Statements of Stockholder's Equity (Deficiency) and Comprehensive income (Loss)	Common Stock		Additional paid-in capital	Donated Capital	Accumulated (deficit) during exploration stage	Total stockholders' equity (deficiency)
For the Year Ended August 31, 2014 and 2013	Shares	Amount	$	$	$	$
(Expressed in U.S. Dollars)	#	$

Balances, August 31, 2012	103,261,507	103,261	13,020,699	77,627	(13,469,429)	(267,842)
Net loss (income)	-	-	-	-	(143,626)	(143,626)
Common stock issued for settlement of liabilities on April 11, 2013 at 0.5 cents per share	15,000,000	15,000	60,000	-	-	75,000
Balances, August 31, 2013	118,261,507	118,261	13,080,699	77,627	(13,613,055)	(336,468)

Net loss (income)	-	-	-	-	218,829	218,827
Common stock issued for settlement of liabilities on November 15, 2013 at $0.001 per share	248,000,000	248,000	-	-	-	248,000
Common stock issued for settlement of liabilities of $137,000 during quarter ended February 28, 2014 at $0.001 per share	50,975,000	50,975	-	-	-	50,975
Common stock issued for cash on May 13, 2014 at $0.001 per share	40,300,000	40,300	-	-	-	40,300
Extinguishment of liabilities with a related party	-	-	50,430	-	-	50,430
Common stock issued for settlement of liabilities and for cash received of $821,600 on August 12, 2014 at $0.001 per share	958,600,000	958,600	-	-	-	958,600
Balances, August 31, 2014	1,416,136,507	1,416,136	13,131,129	77,627	(13,394,226)	1,230,666

The accompanying notes are an integral part of these financial statements.

32    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

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

The Company generated income of $218,825 for the year ended August 31, 2014, and a deficit accumulated during the exploration stage of $13,394,226 for the period May 28, 2004 (inception) through August 31, 2014.

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

33    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

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

e.  Investments in Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses are recognized in earnings. At August 31, 2014, investments consist of 55,705,232 shares of Burey Gold Ltd., an Australian listed entity, which were acquired in August 2014 (note 7) and are accounted for as trading securities.  Unrealized gains through August 31, 2014 were approximately $216,000.

f.  Mineral Property and Exploration Costs

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

As of August 31, 2014, the Company's investments are classified as Level 1 and there are no Level 2 or Level 3 assets or liabilities.

34    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

2.  Summary of Significant Accounting Policies (Continued)

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

l.  Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company has elected to early adopt this standard commencing for the reporting period August 31, 2014.

35    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

2.  Summary of Significant Accounting Policies (Continued)

In May 2014, FASB issued ASU No. 2014-09 “Revenue from Contracts from Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted.  The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

Management has evaluated other recently issued accounting pronouncements to determine their applicability and does not believe that any of these pronouncements will have a significant impact on the Company’s financial statements.

3.  Stock Options

In August 2012, the Company's Board of Directors approved the issuance of stock options as an incentive to obtain services of key employees, directors and consultants of the Company.  The following is a summary of stock option activity and the status of stock options outstanding and exercisable at August 31, 2014:

	Stock Options #	Weighted Average Exercise Price $	Remaining Contractual Life (years) As At	Aggregate Intrinsic value As At
Outstanding and exercisable at August 31, 2011	-	-	-	-
Granted on August 3, 2012	8,000,000	0.08	4.92	-
Outstanding and exercisable at August, 31, 2012	8,000,000	0.08	4.92	-
Granted during the fiscal year ended August 31, 2013	-	-	-	-
Forfeited during the fiscal year ended August 31, 2013	(8,000,000)	0.08	4.17	-
Outstanding and exercisable at August 31, 2013	-	-	-	-
Granted during the fiscal year ended August 31, 2014	-	-	-	-
Outstanding and exercisable at August 31, 2014	-	-	-	-

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

36    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

4.  Related Party Transactions

a.  During the year ended August 31, 2014 Coresco forgave money owing for an amount of $50,430, which is reported as an extinguishment of liabilities in the Statements of Stockholder’s equity (deficiency) (August 31, 2013: Nil).

b.  During November 2013, Ross Doyle, CFO, loaned the Company $50,000 as a short term unsecured bridge loan at an interest rate of 0% (November 30, 2012: Nil).  The loan was subsequently debt settled for shares issued during the year ended August 31, 2014.

c.  The Company incurred $199,617 (including 38,523 of management fees) respectively in total for management, exploration and contractor expenses during the fiscal year ended August 31, 2014 (August 31, 2013: $172,016 (including $43,076 of management fees).  This amount is a combination of exploration contracting services, the CEO, Non Executive Director and CFO of the Company.  Total management fees for Coresco are contracted at 20,000 Swiss Francs per month and comprise office rental, infrastructure, investor meeting rooms, company secretarial services, CEO, CFO, Technical Services and Non Executive Director fees.  This agreement was entered on December 1, 2011, and can be terminated with 6 months notice subsequent to December 31, 2012.  As of August 31, 2014, the Company has an accrued liability of $45,523 for these services due to this related party (August 31, 2013: $163,643).

d.  On June 20, 2013, Panex reached an agreement with Klaus Eckhof and Ross Doyle to cancel all of their outstanding stock options with Panex.  As a result of the cancellation of the 8 million stock options.

e.  In July 2014, Coresco loaned the Company $44,000, with no specified interest or due date.  The parties may agree to settle the borrowing through repayment or issuance of equity.  In August 2014, the Company repaid $9,000 of the loan and $35,000 is outstanding at August 31, 2014.

5.  Loans and Borrowings

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

During March 2014, the Company received loan proceeds of $300,000, from an unrelated third party. The loan is unsecured, and had no stated interest rate. The loan was assigned to Burey Gold Ltd upon the successful conclusion of the transaction with Burey Gold Ltd consummated on August 12, 2014. The funds received were used to pay aged outstanding accounts payable during the quarter ending May 31 2014. Of the total $300,000 loan proceeds, the full $300,000 was distributed directly by the lender to repay certain vendors of the Company in Democratic Republic of Congo, with the majority being license fees.

During June 2014, the Company received loan proceeds of $466,027 (AUD $500,000), from an unrelated third party. The loan is unsecured, and had no stated interest rate. The loan was assigned to Burey Gold Ltd after the successful conclusion of the transaction with Burey Gold Ltd consummated on August 12, 2014.  The funds received were used to pay aged outstanding accounts payable during the quarter ending May 31, 2014.  Of the total $466,027 loan proceeds, $96,027 was distributed directly by the lender to repay certain vendors of the Company in Democratic Republic of Congo.

During July 2014, the Company received loan proceeds of $80,000 from Burey Gold Ltd. The loan is unsecured and had no stated interest rate. The loan was assigned to Burey Gold Ltd. upon successful conclusion of the transaction with Burey Gold Ltd. consummated on August 12, 2014.

37    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

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

38    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

7.  Stockholders’ Equity

Pursuant to the terms and conditions of the Term Sheet dated May 22, 2014 and final agreement executed in August 2014, Panex has assigned and surrendered all of the rights and interests it may have in the share purchase agreement dated December 7, 2013 with Amani (the "Purchase Agreement") to Burey Gold Limited ("Burey").  In addition, Panex has assigned to Burey all of its rights, title, and interest in the loans it has provided for the purpose of funding exploration on the Giro Project (the "Loans").  These loans totalled $846,027.  In consideration of the assignment of all of Panex's rights and interests in the Purchase Agreement and the Loans Burey has issued an aggregate 55,705,232 shares in the capital of Burey to Panex  (the "Burey Shares"). The parties agreed that the terms and conditions provided in the Term Sheet are binding.  Certain shareholders of Panex are also officers and non-controlling shareholders of Burey; however, Panex has no board or other management rights in the operations of Burey.  The Burey Shares represent approximately 11.8% of the total outstanding share issuances of Burey.  Burey is listed on the Australian Securities Exchange and the Burey Shares issued to Panex are fully tradeable.  At the date of the final executed agreement, the Company’s carrying value of the Amani agreement was nil as the Company previously expensed all Amani related exploration costs, the Burey shares had a fair value of $1,135,000 (trading for AUD $0.022 per share), and the loans assigned to Burey totalled $846,000 resulting in a gain of approximately $1,981,000.  At August 31, 2014, Burey ordinary shares were trading for AUD $0.026 per share.

On July 23, 2014 the Company approved a conditional equity financing to raise working capital for operations, exploration and administration.  On August 12, 2014 the Company issued 861,900 restricted shares of common stock at a price of $0.001 per share to raise the working capital.  The Company set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares to be issued in the offering were issued for investment purposes in “private transactions”.

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

Through May 31, 2014, $861,900 was received in advance for subscriptions for 861,900,000 shares of common stock paid at $0.001 per share.  In addition, 50,975,000 shares of common stock at $0.001 per share were issued in consideration of settlement of liabilities of $50,975 during the quarter ended February 28, 2014.  Of these 861,900,000 shares, 40,300,000 have been issued during the quarter ended May 31, 2014 and the rest have been issued during the quarter ended 31 August, 2014.

During May 2014, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company’s common stock, par value $0.001, at a per share price of $0.001 per share.  As a result, the Company extinguished certain liabilities with creditors via debt settlement agreements for a total of $87,000, for a total of 87,000,000 shares at a price of $0.001 per share. The shares were issued during the quarter ended August 31, 2014.

During June 2014, the Company received loan proceeds of $466,027 (AUD $500,000), from an unrelated third party. The loan is unsecured, and had no stated interest rate. The loan was assigned to Burey Gold Ltd after the successful conclusion of the transaction with Burey Gold Ltd consummated on August 12, 2014.  The funds received were used to pay aged outstanding accounts payable during the quarter ending May 31, 2014.  Of the total $466,027 loan proceeds, $96,027 was distributed directly by the lender to repay certain vendors of the Company in Democratic Republic of Congo.  On July 23, 2014 the Company approved a conditional equity financing to raise up to $958,600 in working capital for operations, exploration and administration.  On August 12, 2014 the Company issued 958,600,000 restricted shares of common stock at a price of $0.001 per share to raise the working capital.  The Company set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares to be issued in the offering were issued for investment purposes in “private transactions”.

39    PANEX RESOURCES INC.

PANEX RESOURCES INC. FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

8.  Income Taxes

The components of the Company’s net deferred tax asset as of August 31, 2014 and 2013, rate and the valuation allowance are as follows:

	2014	2013

Net operating losses	7,072,471	7,291,299
Loan loss reserves	6,100,000	6,100,000
	13,172,471	13,391,299
Statutory tax rate	35%	35%
Deferred tax asset	4,610,365	4,686,955
Valuation allowance	(4,610,365)	(4,686,955)
Net deferred tax asset	-	-

The Company has net operating loss carry-forwards for tax purposes of approximately $7,072,471, which begin expiring in 2031.  The utilization of the net operating loss carry-forwards cannot be assured.

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

9.  Subsequent Events

The company issued a news release on September 15, 2014 of their intention to issue a cash dividend. This is subject to final management and all necessary regulatory approvals. Otherwise than as disclosed above and within the financial statements there are no other subsequent events.

40    PANEX RESOURCES INC.