Form 10-Q
period 2014-11-30
Panex Resources Inc.
filed 2015-01-14
CIK 1345756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2014

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

+41 41 711 0281

(Issuer’s telephone number)

____________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 14, 2015
Common Stock – $0.001 par value	1,416,136,507

Documents incorporated by reference: Refer to Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BALANCE SHEETS

PANEX RESOURCES INC.

(An exploration stage enterprise)

Balance Sheets

	As at
	30 November	As at
	2014	31 August
	(Unaudited)	2014
(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Investment	632,447	1,351,587
Cash	40,356	2,524
Total current assets	672,803	1,354,111
Total assets (all current)	672,803	1,354,111

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities
Accounts payable and accrued expenses	44,763	42,922
Accounts payable and accrued expenses related parties (Note 4(b))	-	45,523
Loans and borrowings, related party	-	35,000
Total liabilities (all current)	44,763	123,445
Stockholders’ Equity (Deficiency)
Common stock Authorized: 2,000,000,000 common shares with par value of $0.001 each Issued and outstanding: 1,416,136,507 (August 31, 2014: 1,416,136,507) common shares	1,416,136	1,416,136
Additional paid-in capital	13,131,129	13,131,129
Donated capital	77,627	77,627
Accumulated deficit during the exploration stage	(13,996,852)	(13,394,226)
Stockholder’ equity (deficiency)	628,040	1,230,666
Total liabilities and stockholders’ equity (deficiency)	672,803	1,354,111

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS

PANEX RESOURCES INC.

(An exploration stage enterprise)

Statements of Operations

	For the	For the
	Three Months	Three Months
	Ended	Ended
	30 November	30 November
	2014	2013
(Expressed in U.S. Dollars)	$	$
Listing and filing fees	3,538	3,631
Investor relation expenses	16,944	80,975
Professional fees	38,412	42,900
Travel costs	5,095	-
General and administrative	20,089	76,290
Foreign currency transaction loss	5,184	-
Mineral property and exploration costs	2,384	329,080
	91,646	532,876
Other income (expense)
Gain (Loss) on sale of investment	(3,060)	-
Investment revaluation	(507,921)	-
	(510,981)	-
Net Income (Loss)	(602,627)	(532,876)
Earnings (Loss) Per Share – Basic and Diluted	*	*
Weighted Average Shares Outstanding	1,416,136,507	159,594,840

* Amounts are less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

PANEX RESOURCES INC.

(An exploration stage enterprise)

Statements of Cash Flows

	For the	For the
	Three Months	Three Months
	Ended	Ended
	30 November	30 November
	2014	2013
(Expressed in U.S. Dollars)	$	$
Cash Flows From Operating Activities
(Net loss) income	(602,627)	(532,876)
Adjustments to reconcile net loss to cash used in operating activities
Foreign currency transaction loss (gain)	5,184	-
(Gain) Loss on sale of investment	3,060	-
Investment revaluation	507,921
Change in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	1,841	146,883
Increase (decrease) in amounts due to related parties	(45,523)	63,011
Net Cash Used in Operating Activities	(130,144)	(322,982)
Cash Flows From Investing Activities
Cash received from sale of investment	208,159	-
Net Cash Used in Investing Activities	208,159	-
Cash Flows From Financing Activities
Loan (repaid) from related parties	(35,000)	50,000
Advances received for common stock subscriptions	-	278,400
Net Cash Provided by Financing Activities	(35,000)	328,400
Effect of Exchange Rates on Cash	(5,183)	-
Increase (decrease) in Cash	37,832	5,418
Cash at Beginning of Period	2,524	519
Cash at End of Period	40,356	5,937

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

 PANEX RESOURCES INC

(An exploration stage enterprise)

Statements of Stockholder's Equity (Deficiency) and

Comprehensive income (Loss)

For the Period Ended November 30, 2014

	Common Stock		Additional paid-in	Advances for	Donated	Accumulated (deficit) during exploration	Total stockholders' equity
	Shares	Amount	capital	Stock	Capital	stage	(deficiency)
(Expressed in U.S. Dollars)	#	$	$	Subscriptions	$	$	$

Balances, August 31, 2014	1,416,136,507	1,416,136	13,131,129	-	77,627	(13,394,226)	1,230,666
Net loss	-	-	-		-	(602,627)	(602,627)
Balances, November 30, 2014	1,416,136,507	1,416,136	13,131,129	-	77,627	(13,996,852)	628,040

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2014 (UNAUDITED)

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

The Company incurred a net loss of $602,627 for the three months ended November 30, 2014, and a deficit accumulated during the exploration stage of $13,996,852 for the period May 28, 2004 (inception) through November 30, 2014.

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

QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2014 (UNAUDITED)

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

e. Investments in Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses are recognized in earnings. At November 30, 2014 investments consist of 43,705,232 shares (August 31, 2014, 55,705,232 shares) of Burey Gold Ltd., an Australian listed entity, which were acquired in August 2014 (note 7) and are accounted for as trading securities. Unrealized losses for the three months ended November 30, 2014 were approximately $508,000 (August 31, 2014 a gain of approximately $216,000).

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

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2014 (UNAUDITED)

2. Summary of Significant Accounting Policies (Continued)

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

The Company's investments are classified as Level 1 and there are no Level 2 or 3 assets or liabilities.

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

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2014 (UNAUDITED)

2. Summary of Significant Accounting Policies (Continued)

i. Stock-Based Compensation

The Company accounts for share-based payments under the fair value method of accounting for stock-based compensation consistent with US GAAP. Under the fair value method, stock-based compensation cost is measured at the grant date based on the fair value of the award using the Black-Sholes option pricing model and is recognized to expense on a straight-line basis over the requisite service period, which is generally the vesting period. Where upon grant the options vest immediately the stock-based costs are expensed immediately. During the current period, there are no options outstanding.

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

m. Recent Accounting Pronouncements

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

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2014 (UNAUDITED)

3. Stock Options

In August 2012, the Company's Board of Directors approved the issuance of stock options as an incentive to obtain services of key employees, directors and consultants of the Company. For the periods presented there were no stock options outstanding.

4. Related Party Transactions

a.

During the year ended August 31, 2014 Coresco forgave money owing for an amount of $50,430, which was reported as an extinguishment of liabilities in the Statements of Stockholder’s equity (deficiency) (November 30, 2014: $Nil).

b.

During November 2013, Ross Doyle, CFO, loaned the Company $50,000 as a short term unsecured bridge loan at an interest rate of 10% (November 30, 2014: Nil). The loan was subsequently debt settled for shares issued during the year ended August 31, 2014.

c.

The Company incurred $36,819 in total for management, exploration and contractor expenses during the quarter ended November 30, 2014 (November 30, 2013: $107,572). This amount is a combination of exploration contracting services, the CEO, Non-Executive Director, Company Secretarial and CFO of the Company. Total management fees for Coresco are determined in relation to the level of services required and comprise office rental, infrastructure, investor meeting rooms, company secretarial services, CEO, CFO, Technical Services and Non Executive Director fees. As of November 30, 2014, the Company has an accrued liability of $Nil for these services due to this related party (November 30, 2013: $126,654).

d.

During July 2014, Coresco loaned the Company $44,000, with no specified interest or due date. The parties may agree to settle the borrowing through repayment or issuance of equity. In August 2014, the Company repaid $9,000 of the loan and $35,000 is outstanding at August 31, 2014. During the quarter ended 30 November 2014 the balance of $35,000 was repaid in full.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2014 (UNAUDITED)

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

During July 2014, the Company received loan proceeds of $80,000 from Burey Gold Ltd. The loan is unsecured and had no stated interest rate. The loan was assigned to Burey Gold Ltd upon successful conclusion of the transaction with Burey Gold Ltd consummated on August 12, 2014.

During July 2014, Coresco loaned the Company $44,000, with no specified interest or due date. The parties may agree to settle the borrowing through repayment or issuance of equity. In August 2014, the Company repaid $9,000 of the loan and $35,000 is outstanding at August 31, 2014. During the quarter ended 30 November 2014 the balance of $35,000 was repaid in full.

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

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2014 (UNAUDITED)

7. Stockholders’ Equity

Common Stock

On November 5, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission, file number 333-172375, permitting Panex to offer up to 500,000,000 shares of common stock at $0.001 per share. The offering was being conducted on a best efforts basis and there will be no underwriter involved in this public offering. The Company is currently in communication with the Securities and Exchange Commission regarding the Form S-1 and the registration has not yet been declared effective.

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

Pursuant to the terms and conditions of the Term Sheet dated May 22, 2014 and final agreement executed in August 2014, Panex has assigned and surrendered all of the rights and interests it may have in the share purchase agreement dated December 7, 2013 with Amani (the "Purchase Agreement") to Burey Gold Limited ("Burey"). In addition, Panex has assigned to Burey all of its rights, title, and interest in the loans it has provided for the purpose of funding exploration on the Giro Project (the "Loans"). These loans totalled $846,027. In consideration of the assignment of all of Panex's rights and interests in the Purchase Agreement and the Loans Burey has issued an aggregate 55,705,232 shares in the capital of Burey to Panex (the "Burey Shares"). The parties agreed that the terms and conditions provided in the Term Sheet are binding. Certain shareholders of Panex are also officers and non-controlling shareholders of Burey; however, Panex has no board or other management rights in the operations of Burey. The Burey Shares represented approximately 11.8% of the total outstanding share issuances of Burey. Burey is listed on the Australian Securities Exchange and the Burey Shares issued to Panex are fully tradeable. At the date of the final executed agreement, the Company’s carrying value of the Amani agreement was nil as the Company previously expensed all Amani related exploration costs, the Burey shares had a fair value of $1,135,000 (trading for AUD $0.022 per share), and the loans assigned to Burey totalled $846,000 resulting is a gain of approximately $1,981,000. During the quarter ended November 30, 2014, the Company sold 12,000,000 shares of Burey ordinary shares for cash proceeds of approximately $208,000. At November 30, 2014, Burey ordinary shares were trading for AUD $0.017 per share.

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

During November 2013, Ross Doyle loaned the Company $50,000 as a short term unsecured bridge loan at an interest rate of 10% (November 30, 2012: Nil), which was subsequently debt settled.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2014 (UNAUDITED)

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

8. Subsequent events

Other than as disclosed in the financial statements there are no subsequent events to report at lodgement date.

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

On November 15, 2014, the Company filed Form S-1 Registration Statement with the Securities and Exchange Commission, file number 333-172375, permitting Panex to offer up to 500,000,000 shares of common stock at $0.001 per share. The offering was being conducted on a best efforts basis and there will be no underwriter involved in this public offering. The Company is currently in communication with the Securities and Exchange Commission to approve the Form S-1. Panex plans to utilize the proceeds to ongoing operations, paying accounts payable, paying for offering expenses, assessing and evaluating possible new mineral project opportunities, and, subject to acquiring any such new projects, funding the exploration on such projects.

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

For the three months ended November 30, 2014, Panex had net interest expense of $nil, compared to $nil for the three months ended November 30, 2013. Total expenses for the three months ended November 30, 2014 were $602,627, compared to $532,876 for the three months ended November 30, 2013. Net loss for the three months ended November 30, 2014 was slightly higher than the net loss for the three months ended November 30, 2013 due to the investment revaluation of investment shares resulting in a $507,921 unrealised loss.

Liquidity and Capital Resources

The financial statements have been prepared assuming the Company will continue as a going concern. Since inception in May 2004, the Company has not generated revenue and has incurred net losses.

The Company had a working capital surplus of $628,040 as at November 30, 2014, incurred net losses of $602,627 for the three months ended November 30, 2014, and has a deficit accumulated during the exploration stage of $13,996,852 for the period from May 28, 2004 (inception) through November 30, 2014.

Accordingly, the Company has not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund operations. These conditions (as indicated in the 2013 audit report by the Independent Registered Public Accounting Firm) raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended November 30, 2014, Panex used cash of $130,144 in operating activities compared to $322,982 in the three months ended November 30, 2013. As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations. Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources to continue its operations.

During the three months ended November 30, 2014, Panex received cash of $208,159 in investing activities (from the sale of 12,000,000 ordinary shares of the Burey investment) compared to $Nil in the three months ended November 30, 2013.

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

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Mark Gasson, Panex’s Chief Executive Officer and Ross Doyle, Panex’s Chief Financial Officer, have evaluated the effectiveness of Panex’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, Mr Gasson and Mr Doyle have concluded that, as of the Evaluation Date, Panex’s disclosure controls and procedures are not effective in alerting Panex on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act, for the reasons listed in Item 9A of the Company’s Form 10-K filing for the year ended August 31, 2014.

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

Filed
14.1	Financial Code of Ethics filed as an Exhibit to Panex’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from chief executive officer.	Included
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from chief financial officer.	Included
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	Disclosure Committee Charter, filed as an Exhibit to Panex’s Form 10-K (Annual Report) filed on July 28, 2009 and incorporated herein by reference.	Filed
101 *

Financial statements from the quarterly reports on Form 10-Q of Panex Resources Inc. for the quarter ended May 31, 2013, 2012 and beyond are formatted in XBRL: (ii) the Balance Sheets, (ii) the Statements of Operations; (iii) the Statements of Cash Flows, and (iv) the Statements of Stockholders’ Equity (Deficit).

Included

___________________

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

Panex Resources Inc.

January 14, 2015	By:	/s/ Mark Gasson
	Name:	Mark Gasson
	Title:	President and CEO
Principal Executive Officer

January 14, 2015	By:	/s/ Ross Doyle
	Name:	Ross Doyle
	Title:	CFO
Principal Financial Officer

