Form 10-Q
period 2015-02-28
Panex Resources Inc.
filed 2015-04-17
CIK 1345756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2015

☒ QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-51707

PANEX RESOURCES INC.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Coresco AG, Level 3, Gotthardstrasse 20, 6300 Zug, Switzerland

(Address of principal executive offices)

+41 41 711 0281

(Issuer’s telephone number)

___________________________________________________________

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

Larger accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2015
Common Stock – $0.001 par value	1,416,136,507

Documents incorporated by reference: Refer to Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PANEX RESOURCES INC.

(An exploration stage enterprise)

Balance Sheets

	As at	As at
	28 February	31 August
	2015	2014
	(Unaudited)
(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Investment	942,838	1,351,587
Cash	50,859	2,524
Total current assets	993,697	1,354,111
Total assets (all current)	993,697	1,354,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	40,965	42,922
Accounts payable and accrued expenses related parties (Note 4(b))	6,095	45,523
Loans and borrowings, related party	-	35,000
Total liabilities (all current)	47,060	123,445

Stockholders’ Equity
Common stock
Authorized: 2,000,000,000 common shares with par value of $0.001 each
Issued and outstanding: 1,416,136,507 (August 31, 2014: 1,416,136,507) common shares	1,416,136	1,416,136
Additional paid-in capital	13,131,129	13,131,129
Donated capital	77,627	77,627
Accumulated deficit during the exploration stage	(13,678,255)	(13,394,226)
Stockholder’ equity	946,637	1,230,666
Total liabilities and stockholders’ equity	993,697	1,354,111

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC.

(An exploration stage enterprise)

Statements of Operations

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	28 February	28 February	28 February	28 February
	2015	2014	2015	2014
(Expressed in U.S. Dollars)	$	$	$	$

Listing and filing fees	1,015	3,270	4,553	6,901
Investor relation expenses	-	52,214	16,944	133,189
Professional fees	26,395	34,920	64,807	77,820
Travel costs	-	12,640	5,095	12,640
General and administrative	71,874	39,766	117,838	116,056
Foreign currency transaction gain	(6,834)	(3,876)	(27,525)	(3,876)
Mineral property and exploration costs	-	540,841	2,384	869,921
	92,450	679,775	184,096	1,212,651
Other income (expense)	-	-	-	-
Gain (Loss) on sale of investment	(4,978)	-	(8,038)	-
Investment revaluation	416,026		(91,895)
	411,048	-	(99,933)	-
Net Income (Loss)	318,598	(679,775)	(284,029)	(1,212,651)
Earnings (Loss) Per Share – Basic and Diluted	*	*	*	*
Weighted Average Shares Outstanding	1,416,136,507	417,236,507	1,416,136,507	313,903,174

* Amounts are less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC.

(An exploration stage enterprise)

Statements of Cash Flows

	For the	For the
	Six Months	Six Months
	Ended	Ended
	28 February	28 February
	2015	2014
(Expressed in U.S. Dollars)	$	$

Cash Flows From Operating Activities
(Net loss) income	(284,029)	(1,212,651)
Adjustments to reconcile net loss to cash used in operating activities
Foreign currency transaction gain	(25,875)	(3,876)
Loss on sale of investment	8,038	-
Investment revaluation	91,895
Change in operating assets and liabilities	-	-
Increase (decrease) in accounts payable and accrued liabilities	(1,957)	413,474
Increase (decrease) in amounts due to related parties	(39,428)	7,116
Net Cash Used in Operating Activities	(251,356)	(795,937)
Cash Flows From Investing Activities
Cash received from sale of investment	308,816	-
Net Cash Provided by Investing Activities	308,816	-
Cash Flows From Financing Activities	-	-
Loan (repaid) from related parties	(35,000)	50,000
Advances received for common stock subscriptions	-	764,275
Net Cash (Used in) Provided by Financing Activities	(35,000)	814,275
Effect of Exchange Rates on Cash	25,875	3,880
Increase in Cash	48,335	22,218
Cash at Beginning of Period	2,524	519
Cash at End of Period	50,859	22,737

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC

(An exploration stage enterprise)

Statements of Stockholder's Equity and Comprehensive income (Loss)

For the Period Ended February 28, 2015

	Common Stock		Additional paid-in	Donated	Accumulated	Total stockholders
	Shares	Amount	capital	Capital	(deficit)	equity
(Expressed in U.S. Dollars)	#	$	$	$	$	$

Balances, August 31, 2014	1,416,136,507	1,416,136	13,131,129	77,627	(13,394,226)	1,230,666

Net loss	-	-	-	-	(284,029)	(284,029)

Balances, February 28, 2015	1,416,136,507	1,416,136	13,131,129	77,627	(13,678,255)	946,637

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC.

(An exploration stage enterprise)

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

The Company incurred a net loss of $284,029 for the six months ended February 28, 2015, and a deficit accumulated during the exploration stage of $13,678,255 for the period May 28, 2004 (inception) through February 28, 2015.

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

e. Investments in Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses are recognized in earnings. At February 28, 2015 investments consist of 40,249,399 shares (November 30, 2014, 43,705,232 shares) of Burey Gold Ltd., an Australian listed entity, which were acquired in August 2014 (note 7) and are accounted for as trading securities. Unrealized gains (losses) for the three and six months ended February 28, 2015 were approximately $416,000 and $(92,000) respectively (August 31, 2014 a gain of approximately $216,000).

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

The Company’s investments are classified as Level 1 and there are no Level 2 or 3 assets or liabilities.

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

4. Related Party Transactions

a.

During the year ended August 31, 2014 Coresco forgave money owing for an amount of $50,430, which was reported as an extinguishment of liabilities in the Statements of Stockholder’s equity (deficiency) (February 28, 2015: $Nil).

b.

During November 2013, Ross Doyle, CFO, loaned the Company $50,000 as a short term unsecured bridge loan at an interest rate of 0% (February 28, 2015: Nil). The loan was subsequently debt settled for shares issued during the year ended August 31, 2014.

c.

The Company incurred $125,711 in total for management, exploration and contractor expenses during the six months ended February 28, 2015 (February 28, 2014: $175,384). This amount is a combination of exploration contracting services, the CEO, Non-Executive Director, Company Secretarial and CFO of the Company. Total management fees for Coresco are determined in relation to the level of services required and comprise office rental, infrastructure, investor meeting rooms, company secretarial services, CEO, CFO, Technical Services and Non Executive Director fees. As of February 28, 2015, the Company has an accrued liability of $6,095 for these services due to this related party (February 28, 2014: $33,906).

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

7. Stockholders’ Equity

Common Stock

On November 5, 2014 the Company filed a Form S-a registration statement with the Securities and Exchange Commission permitting Panex to offer up to 500,000,000 shares of common stock at $0.001 per share. The offering was being conducted on a best effort basis and there will be no underwriter involved in the public offering.

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

Pursuant to the terms and conditions of the Term Sheet dated May 22, 2014 and final agreement executed in August 2014, Panex has assigned and surrendered all of the rights and interests it may have in the share purchase agreement dated December 7, 2013 with Amani (the "Purchase Agreement") to Burey Gold Limited ("Burey"). In addition, Panex has assigned to Burey all of its rights, title, and interest in the loans it has provided for the purpose of funding exploration on the Giro Project (the "Loans"). These loans totalled $846,027. In consideration of the assignment of all of Panex's rights and interests in the Purchase Agreement and the Loans Burey has issued an aggregate 55,705,232 shares in the capital of Burey to Panex (the "Burey Shares"). The parties agreed that the terms and conditions provided in the Term Sheet are binding. Certain shareholders of Panex are also officers and non-controlling shareholders of Burey; however, Panex has no board or other management rights in the operations of Burey. The Burey Shares represent approximately 11.8% of the total outstanding share issuances of Burey. Burey is listed on the Australian Securities Exchange and the Burey Shares issued to Panex are fully tradeable. At the date of the final executed agreement, the Company’s carrying value of the Amani agreement was nil as the Company previously expensed all Amani related exploration costs, the Burey shares had a fair value of $1,135,000 (trading for AUD$0.022 per share), and the loans assigned to Burey totalled $846,000 resulting is a gain of approximately $1,981,000. During the quarter ended November 30, 2014, the Company sold 12,000,000 shares of Burey ordinary shares for cash proceeds of approximately $208,000. At November 30, 2014, Burey ordinary shares were trading for AUD $0.017 per share.

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

8. Subsequent events

Other than as disclosed in the financial statements there are no subsequent events to report at lodgement date. On the April 6, 2015 the Company entered into a subscription agreement with NSS Resources Inc, a Canadian listed company for approximately CAD$950,000. On April 8, 2015 the Company sold the remaining Burey Gold Ltd shares for AUD$0.03 net price.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF PANEX RESOURCES INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Uncertainties Relating To Forward-Looking Statements

This Form 10-Q Quarterly Report for the quarterly report contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding Panex Resources Inc. capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Panex files with the Securities and Exchange Commission.

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

During the next 12 months, management’s objective is to raise new capital and to seek new investment opportunities in the mineral sector. As is evident from the “Background” section above and previous SEC filings, Panex has in the past successfully negotiated agreements enabling it to earn an interest in a number of different mineral properties. Consequently, management believes that its worldwide industry contacts will make it possible to identify and assess new projects for acquisition purposes.

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

Results of Operations

Panex has generated no operating revenues since its inception on May 28, 2004.

For the three and six month periods ended February 28, 2015, Panex had net interest expense of $nil and $nil respectively, compared to $nil and $nil for the three and six month period ended February 28, 2014. Total expenses for the three and six months ended February 28, 2015 were $92,450 and $184,096 respectively, compared to $679,775 and $532,876 for the three and six months ended February 28, 2014. Expenses were lower in the three and six month periods ended February 28, 2015 than the three and six-month periods ended February 28, 2014 largely in consideration of less exploration activities.

Liquidity and Capital Resources

The financial statements have been prepared assuming the Company will continue as a going concern. Since inception in May 2004, the Company has not generated revenue and has incurred net losses.

The Company had a working capital surplus of $946,637 as at February 28, 2015, incurred net losses of $284,029 for the three months ended February 28, 2015, and has a deficit accumulated during the exploration stage of $13,678,255 for the period from May 28, 2004 (inception) through February 28, 2015.

Accordingly, the Company has not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund operations. These conditions (as indicated in the 2013 audit report by the Independent Registered Public Accounting Firm) raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended February 28, 2015, Panex used cash of $251,346 in operating activities compared to $795,937 in the six months ended February 28, 2014. As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations. Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources to continue its operations.

During the six months ended February 28, 2015, Panex received cash of $308,816 in investing activities (from the sale of 15,455,833 ordinary shares of the Burey investment) compared to $Nil in the six months ended February 28, 2014.

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

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

(a) Index to and Description of Exhibits

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

Filed
14.1	Financial Code of Ethics filed as an Exhibit to Panex’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from chief executive officer.	Included
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from chief financial officer.	Included
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from chief executive officer.	Included
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from chief financial officer.	Included
99.1	Disclosure Committee Charter, filed as an Exhibit to Panex’s Form 10-K (Annual Report) filed on July 28, 2009 and incorporated herein by reference.	Filed
101 *

Financial statements from the quarterly reports on Form 10-Q of Panex Resources Inc. for the quarter ended May 31, 2013, 2012 and beyond are formatted in XBRL: (ii) the Balance Sheets, (ii) the Statements of Operations; (iii) the Statements of Cash Flows, and (iv) the Statements of Stockholders’ Equity (Deficit).

Included

______________

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

Panex Resources Inc.

April 17, 2015	By:	/s/ Mark Gasson
	Name:	Mark Gasson
	Title:	President and CEO
Principal Executive Officer

April 17, 2015	By:	/s/ Ross Doyle
	Name:	Ross Doyle
	Title:	CFO
Principal Financial Officer

