Form 10-K/A
period 2014-08-31
Panex Resources Inc.
filed 2015-06-01
CIK 1345756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A-1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

Commission File Number: 000-51707

PANEX RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

00-0000000
(I.R.S. Employer Identification No.)

Coresco AG, Level 3, Gotthardstrasse 20, 6300 Zug, Switzerland
(Address of principal executive offices and Zip Code)

+41 41 711 0281
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	COMMON STOCK, par value $0.001 per share

Name of each exchange on which registered:   OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES □     NO ☒

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act: YES □     NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒     NO □

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	□	Accelerated Filer	□
Non-accelerated Filer (Do not check if a smaller reporting company)	□	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES □     NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 28, 2013: $962,198.

At October 3, 2014, 1,416,136,507 shares of the registrant's common stock were outstanding.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

REASON FOR AMENDMENT

This amendment no. 1 is being filed in order to eliminate all reference to statements contained therein which in any manner reflects or states that a portion of our business objective is to merge with or be acquired by another company.  In all other respects, the information contained herein is the same that is contained in the original Form 10-K.

2          PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

3          PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

Uncertainties Relating To Forward-Looking Statements

The information in this annual report contains forward-looking statements.  These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential", or "continue", the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports the Company files with the Securities and Exchange Commission.

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

All forward-looking statements are made as of the date of filing of this Form 10-K and the Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  The Company may, from time to time, make oral forward-looking statements.  The Company strongly advises that the above paragraphs and the risk factors described in this Annual Report and in the Company's other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of the Company to materially differ from those in the oral forward-looking statements.  The Company disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

4          PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Background

Panex Resources Inc. ("Panex" or the "Company") is a Nevada corporation that was incorporated on May 28, 2004.

The Company conducts principal and technical activities from Coresco AG, Level 3, Gotthardstrasse 20, 6300 Zug, Switzerland.  The telephone number is +41 41 711 0281.  These offices are provided to the Company on a month-to-month basis.  The Company believes these offices are adequate for the business requirements during the next 12 months.  The Company does not own any real property.  Panex maintains its statutory registered agent's office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014.

Panex is an exploration stage company engaged in the acquisition and exploration of mineral properties.  The Company's plan of operations is to conduct mineral exploration activities on mineral properties in order to assess whether these claims possess commercially exploitable mineral deposits.  Panex's exploration program will be designed to explore for commercially viable deposits of base and precious minerals, such as gold, silver, lead, barium, mercury, copper, and zinc minerals.

Panex has an authorized capital of 2,000,000,000 shares of common stock with a par value of $0.001 per share with 1,416,136,507 shares of common stock currently issued and outstanding.  On August 30, 2010, the authorized capital was increased from 75,000,000 shares of common stock to 500,000,000 shares of common stock.

On July 14, 2014, the company effectively increased its' authorized capital from 500,000,000 shares of common stock to 2,000,000,000 shares of common stock with a par value of $0.001 per share.  The increase in the authorized capital was approved on June 4, 2014 by shareholders of Panex owning approximately 53% of the outstanding voting shares of common stock.

Panex has not been involved in any bankruptcy, receivership or similar proceedings.  There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of Panex's business.

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

Plan of Operation

Panex is an Exploration Stage Company.  Panex's principal business is the acquisition and exploration of mineral resources.  Panex currently has no interest in any mineral resources or properties but is continuing to identify and assess viable mineral properties or mineral projects.

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

During the next 12 months, management's objective is to recapitalize Panex, continue to raise new capital and to seek new investment opportunities in the mineral sector.  As is evident from the "Background" section above and previous SEC filings, Panex has in the past successfully negotiated agreements enabling it to earn an interest in a number of different mineral properties.  Consequently, management believes that its worldwide industry contacts will make it possible to identify and assess new mining projects for acquisition purposes.

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

On June 15, 2012, the Securities and Exchange Commission declared Panex's Form S-1 Registration Statement effective, file number 333-172375, permitting Panex to offer up to 30,000,000 shares of common stock at $0.08 per share.  The offering was being conducted on a best efforts basis and there was no underwriter involved in this public offering.  Through August 31, 2012, Panex received and accepted 22 subscription agreements and received an aggregate $978,989 in proceeds from those subscriptions and issued 12,237,075 shares of common stock.  No further subscriptions were received and the offering was closed on December 12, 2012.  Panex utilized the proceeds to ongoing operations, paying accounts payable, paying for offering expenses, assessing and evaluating possible new mineral project opportunities, and, subject to acquiring any such new projects, funding the exploration on such projects.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Property Interests

Panex does not have any mineral property assets or mineral property interests.

Competition

Panex competes with other mining and exploration companies possessing greater financial resources and technical facilities than Panex in connection with the acquisition of mineral exploration claims and in connection with the recruitment and retention of qualified personnel.  Many of Panex's competitors have a very diverse portfolio and have not confined their market to one mineral or property, but explore a wide array of minerals and mineral exploration properties.  Some of these competitors have been in business for longer than Panex and may have established more strategic partnerships and relationships than Panex.

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

ITEM 2 - DESCRIPTION OF PROPERTY

The Company conducts principal and technical activities from Coresco AG, Level 3, Gotthardstrasse 20, 6300 Zug, Switzerland.  The telephone number is +41 41 711 0281.  These offices are provided to the Company on a month-to-month basis.  The Company believes these offices are adequate for the business requirements during the next 12 months.  The Company does not own any real property.  Panex maintains its statutory registered agent's office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014.

ITEM 3 - LEGAL PROCEEDINGS

Panex is not a party to any pending legal proceedings and, to the best of Panex's knowledge, none of Panex's assets are the subject of any pending legal proceedings.

ITEM 4 - MINING SAFETY DISCLOSURES

There are no current mining activities at the date of this report.

7          PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Panex's shares of common stock were quoted on the FINRA OTC Bulletin Board under the symbol "DBGF" from March 8, 2006 to December 17, 2007.  Since then Panex's shares of common stock have been quoted on the OTCQB under the symbol "OTCQB:DBGF".

The following table gives the high and low bid information for each fiscal quarter Panex's common stock has been quoted for the last two fiscal years.  The bid information was obtained from OTC Markets, Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

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

Holders of Record

Panex has approximately 117 holders of record of Panex's common stock as of August 31, 2014 according to a shareholders' list provided by Panex's transfer agent as of that date.  The number of registered shareholders does not include any estimate by Panex of the number of beneficial owners of common stock held in street name.  The transfer agent for Panex's common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

Dividends

There are no restrictions in Panex's Articles of Incorporation or By-laws that restrict Panex from declaring dividends.  The Nevada Revised statutes, however, do prohibit Panex from declaring dividends where, after giving effect to the distribution of the dividend:

1. Panex would not be able to pay its debts as they become due in the usual course of business; or

2. Panex's total assets would be less than the sum of its total liabilities, plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Panex has declared no cash dividends on its shares of common stock and is not subject to any restrictions that limit its ability to pay cash dividends on its shares of common stock.  Cash dividends are declared at the sole discretion of Panex's Board of Directors.

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

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

June 15, 2012 - S-1 Registration Statement Effective

On June 15, 2012, the Securities and Exchange Commission declared Panex's Form S-1 Registration Statement effective, file number 333-172375, permitting Panex to offer up to 30,000,000 shares of common stock at $0.08 per share.  The offering is being conducted on a best efforts basis and there is no underwriter involved in this public offering.  At the close of the public offer on December 12, 2012, Panex has received and accepted 22 subscription agreements and received an aggregate $978,989 in proceeds from those subscriptions and issued 12,237,075 shares of common stock.  Panex utilized the proceeds to ongoing operations, paying accounts payable, paying for offering expenses, assessing and evaluating possible new mineral project opportunities, and, subject to acquiring any such new projects, funding the exploration on such projects.

March 28, 2012 - 3,196,971 Shares For Debt Offering

During March 2012, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company's common stock, par value $0.001, at a per share price of $0.08 per share.  As a result, the Company will no longer be indebted as further set forth in the debt settlement agreements as follows:

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

Panex set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this offering were issued for investment purposes in a "private transaction".

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

De Beira set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this offering were issued for investment purposes in a "private transaction".

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements;
•	contains a brief, clear, narrative description of a dealer market, including " bid" and " ask" prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	contains such other information and is in such form (including language, type, size, and format) as the Commission shall require by rule or regulation.
•	The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer:

o	with bid and offer quotations for the penny stock;
o	the compensation of the broker-dealer and its salesperson in the transaction;
o	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
o	monthly account statements showing the market value of each penny stock held in the customer's account.

10          PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements will have the effect of reducing the trading activity in the secondary market for Panex's stock because it will be subject to these penny stock rules.  Therefore, stockholders may have difficulty selling those securities.

ITEM 6 - SELECTED FINANCIAL DATA

Panex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes to the Financial Statements filed with this Report.

Organization, Nature of Business, Going Concern and Management's Plans

Panex Resources Inc. ('Panex" or the "Company") was incorporated in the State of Nevada on May 28, 2004. The Company is considered to be an Exploration Stage Company. The Company's principal business is the exploration of mineral resources.

Going concern and management's plans:

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

During the next 12 months, management's objective is to raise new capital and to seek new mineral properties.  Management believes that its worldwide industry contacts will make it possible to identify and assess new projects.

Panex intends to concentrate its acquisition efforts on the acquisition of mineral properties. A small number of mineral properties are presently being reviewed, but it is too early to say whether they may be considered appropriate for acquisition.

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

Accordingly, the Company has not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund operations.  These conditions (as indicated in the 2014 audit report of our Independent Registered Public Accounting Firm) raise substantial doubt about the Company's ability to continue as a going concern.

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

During June 2014, the Company received loan proceeds of $466,027 (AUD $500,000), from an unrelated third party. The loan is unsecured, and had no stated interest rate. The loan was assigned to Burey Gold Ltd after the successful conclusion of the transaction with Burey Gold Ltd consummated on August 12, 2014.  The funds received were used to pay aged outstanding accounts payable during the quarter ending May 31, 2014.  Of the total $466,027 loan proceeds, $96,027 was distributed directly by the lender to repay certain vendors of the Company in Democratic Republic of Congo.  On July 23, 2014 the Company approved a conditional equity financing to raise up to $958,600 in working capital for operations, exploration and administration.  On August 12, 2014 the Company issued 958,600,000 restricted shares of common stock at a price of $0.001 per share to raise the working capital.  The Company set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares to be issued in the offering were issued for investment purposes in "private transactions".

During May 2014, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company's common stock, par value $0.001, at a per share price of $0.001 per share.  As a result, the Company extinguished certain liabilities with creditors via debt settlement agreements for a total of $87,000, for a total of 87,000,000 shares at a price of $0.001 per share.

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

During November 2013, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company's common stock, par value $0.001, at a per share price of $0.001 per share.  As a result, the Company extinguished certain liabilities with creditors via debt settlement agreements for a total of $248,000, for a total of 248,000,000 shares at a price of $0.001 per share.

During the quarter ended November 30, 2013 Coresco forgave money owing to Coresco for an amount of $50,430, which is reported as an extinguishment of liabilities in the Statements of Stockholder's equity (deficiency) (November 30, 2012: Nil).
12          PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

During November 2013, Ross Doyle loaned the Company $50,000 as a short term unsecured bridge loan at an interest rate of 10% (November 30, 2012: Nil).

During November 2013, the Company entered into a debt settlement agreement with this unrelated third party in consideration for the issuance of the Company's common stock, par value $0.001, at a per share price of $0.001 per share.  As a result, the Company extinguished $110,000, for a total of 110,000,000 shares at a price of $0.001 per share.

During April 2013, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company's common stock, par value $0.001, at a per share price of $0.005 per share.  As a result, the Company extinguished certain liabilities as further set forth in the debt settlement agreements as follows:

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

Plan of Operation

Panex is an exploration stage company.  Panex's principal business is the acquisition and exploration of mineral resources.  Panex currently has no interest in any mineral resources or properties but is continuing to identify and assess viable mineral properties or mineral projects.

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

During the next 12 months, management's objective is to recapitalize Panex, continue to raise new capital and to seek new mineral properties.    As is evident from the "Background" section above and previous SEC filings, Panex has in the past successfully negotiated agreements enabling it to earn an interest in a number of different mineral properties.  Consequently, management believes that its worldwide industry contacts will make it possible to identify and assess new mineral properties for acquisition purposes.

Panex intends to concentrate its acquisition efforts on acquiring interests in new mineral properties. Panex will continue to identify and assess undervalued mineral properties.  A small number of mineral properties are presently being reviewed, but it is too early to say whether they may be considered appropriate for acquisition.

On June 15, 2012, the Securities and Exchange Commission declared Panex's Form S-1 Registration Statement effective, file number 333-172375, permitting Panex to offer up to 30,000,000 shares of common stock at $0.08 per share.  The offering was being conducted on a best efforts basis and there was no underwriter involved in this public offering.  Through August 31, 2012, Panex received and accepted 22 subscription agreements and received an aggregate $978,989 in proceeds from those subscriptions and issued 12,237,075 shares of common stock.  No further subscriptions were received and the offering was closed on December 12, 2012.  Panex utilized the proceeds to ongoing operations, paying accounts payable, paying for offering expenses, assessing and evaluating possible new mineral project opportunities, and, subject to acquiring any such new projects, funding the exploration on such projects.

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

13          PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

Accounting and Audit Plan

Panex intends to continue to have Coresco AG, its outside consultant, assist in the preparation of Panex's quarterly and annual financial statements and have these financial statements reviewed or audited by Panex's independent registered public accounting firm.  Coresco AG is expected to charge Panex approximately $3,000 to prepare Panex's quarterly financial statements and approximately $6,000 to prepare Panex's annual financial statements.  Panex's independent auditor is expected to charge approximately $4,000 to review each of Panex's quarterly financial statements and approximately $15,000 to audit Panex's annual financial statements.  In the next 12 months, Panex anticipates incurring approximately $42,000 to pay for its accounting and audit requirements.

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

14          PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

While Panex has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to fully complete its plan of operation and launch its business operations.  Panex is seeking financing in the form of equity in order to provide the necessary working capital.  Panex currently has no commitments for financing.  There are no assurances Panex will be completely successful in raising the funds.

Off-Balance Sheet Arrangements

Panex has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Panex's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, nor did Panex have any non-consolidated, special-purpose entities during this quarter.

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

In May 2014, FASB issued ASU No. 2014-09 "Revenue from Contracts from Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted.  The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

Management has evaluated any recently issued accounting pronouncements to determine their applicability and does not believe that any of these pronouncements will have a significant impact on the Company's financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Panex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Panex's financial statements are stated in United States Dollars (USD) and are prepared in accordance with accounting principles generally accepted in the United States of America.  See Exhibit A - Financial Statements attached below.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

15          PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Panex's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Panex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (" Exchange Act ")) as of August 31, 2014.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Panex's management concluded, as of the end of the period covered by this report, that Panex's disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was not accumulated or communicated to management to allow timely decisions regarding required disclosure, for the reasons listed below in management's report on internal control over financial reporting.

Management's Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404A.  Panex's internal control over financial reporting is a process designed under the supervision of Panex's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Panex's financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Panex's assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Panex's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Panex's annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Panex's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Panex's Chief Financial Officer and communicated to the board of directors.
16          PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of August 31, 2014, Panex's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Frameworkissued by COSO.

Management believes that the material weaknesses set forth above did not have an affect on Panex's financial results.

Management also believes that the lack of a functioning audit committee and lack of a majority of outside directors on Panex's board of directors caused and continues to cause an ineffective oversight in the establishment and monitoring of the required internal controls over financial reporting.

Panex is committed to improving its financial organization.  As part of this commitment and when funds are available, Panex will create a position within Panex's accounting and finance team to segregate duties consistent with its control objectives and will increase its personnel resources and technical accounting expertise within the accounting function by: i) appointing one or more outside directors to its board of directors who will also be appointed to the audit committee of Panex resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls over financial reporting; and ii) preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on Panex's Board.  In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.  Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department.  Additional personnel will also provide the cross training needed to support Panex if personnel turn-over issues within the department occur.  This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues Panex may encounter in the future.

Management will continue to monitor and evaluate the effectiveness of Panex's internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Panex's independent registered public accounting firm has not issued an attestation report regarding Panex's internal control over financial reporting.  As a result, this annual report does not include such a report.  Panex was not required to have, nor has Panex, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit Panex to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no changes in Panex's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended August 31, 2014, that materially affected, or are reasonably likely to materially affect, Panex's internal control over financial reporting.

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

The names, addresses, ages and positions of Panex's officers and directors that held their positions during or since the fiscal year ended August 31, 2014 are set forth below:

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

Mark Gasson: Mr Gasson was appointed as Chief Executive Officer and President of Panex.  Mr Gasson replaces Mr Eckhof.  Mr Gasson brings vast experience and management skills, which will have a significant impact in the exploration and development of Panex's highly prospective mineral projects in the Democratic Republic of Congo.  Mr Gasson is a geologist with more than 25 years of experience developing mineral deposits throughout the globe including Africa.  He has held senior positions with a number of Australian and international mining companies operating in Africa.  His most recent position was Managing Director of Erongo Energy Limited (ASX:ARN) and he was previously the Exploration Manager-East Africa for Gallery Gold Limited and the Executive Director of Exploration for Tiger Resources Limited.

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

18          PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

Involvement in Certain Legal Proceedings

During the past ten years, none of Panex's directors or officers has been:

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

Audit Committee Financial Expert

Panex does not have a separately-designated standing audit committee.  Mr Ross Doyle, Panex's chief financial officer has skills and experience commensurate with an "audit committee financial expert".

19          PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

Identification of Audit Committee

Panex does not have a separately designated standing audit committee.  Rather, Panex's board of directors performs the required functions of an audit committee.  Panex's board of directors is responsible for: (1) selection and oversight of Panex's independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Panex's employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Code of Ethics

Panex has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14.1 - Code of Ethics for more information.   Panex undertakes to provide any person with a copy of its code of ethics free of charge.  Please contact Mr Ross Doyle at +41 41 711 0281 to request a copy of Panex's code of ethics.  Management believes Panex's code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 11 - EXECUTIVE COMPENSATION

Panex has paid $141,730 and $145,286 in compensation to its named officers during its fiscal years ended August 31, 2014 and 2013, respectively.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan ($)	Non-qualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
Klaus Eckhof, Chairman, CEO, President, Non Executive Director - resigned December 9, 2013 ^	2013 2014	43,076 38,523	- -	- -	- -	- -	- -	- -	43,076 38,523
Ross Doyle CFO appointed March 26, 2012^	2013 2014	102,210 51,603	- -	- -	- -	- -	- -	- -	102,210 51,603
Mark Gasson CEO appointed December 9, 2013^	2014	51,603	-	-	-	-	-	-	51,603
Cong Mao Huai Director appointed March 21, 2014	2014	-	-	-	-	-	-	-	-

^	Administration, accounting, SEC support, annual report preparation and lodgment, CFO and secretarial fees of $161,094 (2013: $84,000) was paid or payable to Coresco AG, a company in which Mr. Gasson and Mr. Doyle has a beneficial interest.

Currently, there are no arrangements between Panex and any of its directors whereby such directors are compensated for any services provided as directors.  There are no other employment agreements between Panex and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Panex or from a change in a named executive officer's responsibilities following a change in control.

20          PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth, as of the date of this annual report, the total number of common shares owned beneficially by Panex's director and officers, individually and as a group, and the present owners of 5% or more of Panex's total outstanding common shares.  The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

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

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Relationships with Insiders

Since the beginning of Panex's last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which Panex was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of Panex's total assets at year-end for the last three completed fiscal years, except for the following:

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

Transactions with Promoters

During the past five fiscal years, Klaus Eckhof (resigned on December 9, 2013) has been a promoter of Panex's business, but has not received anything of value from Panex nor is entitled to receive anything of value from Panex for services provided as a promoter of the business of Panex.

Director Independence

Panex's board of directors currently solely consists of Klaus Eckhof.  Pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, Panex's board of directors has adopted the definition of "independent director" as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an "independent director" means a person other than an executive officer or employee of Panex or any other individual having a relationship which, in the opinion of Panex's board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Panex in excess of $200,000 during any period of 12 consecutive months within the three past fiscal years.  Also, the ownership of Panex's stock will not preclude a director from being independent.

In applying this definition, Panex's board of directors has determined that Mr. Eckhof does not qualify as an "independent director" pursuant to the same Rule.

As of the date of the report, Panex did not maintain a separately designated compensation, nominating or audit committee. Panex has also adopted this definition for the independence of the members of its audit committee.  Panex's board of directors has determined that Mr. Eckhof is not "independent" for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is "independent" for purposes of Section 10A(m)(3) of the Securities Exchange Act.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed and expected to be billed for each of the last two fiscal years for professional services rendered by the principal accountant for Panex's audit of its annual financial statements, reviews of its quarterly financial statements, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2014 - $30,000 - GHP Horwath, P.C.
2013 - $24,500 - GHP Horwath, P.C.

22          PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for audit related services by the principal accountants that are reasonably related to the performance of the audit or review of Panex's financial statements and are not reported in the preceding paragraph:

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

2014 - $Nil - GHP Horwath, P.C.
2013 - $Nil - GHP Horwath, P.C.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principle accountant, other than the services reported in paragraphs (a) and (b) was:

2014 - $Nil - GHP Horwath, P.C.
2013 - $Nil - GHP Horwath, P.C.

Audit Committee

Panex does not have an Audit Committee.  Therefore Panex's Board of Director's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the Board of Director's pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

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

3.    Exhibits

All exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to Panex's previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 333-130264 and SEC File Number 000-51707.

Exhibit	Description	Status

3.1	Articles of Incorporation of Panex Resources Inc. filed as an Exhibit to Panex's Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
3.2	By-Laws of Panex Resources Inc. filed as an Exhibit to Panex's Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
3.3	Certificate of Amendment of Panex Resources Inc., filed as an Exhibit to Panex's Form 8-K (Current Report) filed on September 30, 2010 and incorporated herein by reference.	Filed
10.1
Management Agreement dated April 19, 2006 between Panex Resources Inc. and Reg Gillard, filed as Exhibit 10.2 to Panex's Form 8-K (Current Report) filed on May 10, 2006 and incorporated herein by reference.
Filed
10.2
Letter of Understanding dated May 6, 2006 among Panex Resources Inc., Goldplata Corporation Limited, Goldplata Resources Inc, and Goldplata Resources, Sucursal-Columbia, filed as an Exhibit to Panex's Form 8-K (Current Report) filed on May 25, 2006 and incorporated herein by reference.
Filed
10.3
Letter Agreement dated June 15, 2006 between Panex Resources Inc. and Emco Corporation, filed as an Exhibit to Panex's Form 8-K (Current Report) filed on June 29, 2006 and incorporated herein by reference.
Filed
10.4
Share Sale Agreement dated July 10, 2006, between Panex Resources Inc. and Emco Corporation Inc. S.A., filed as an Exhibit to Panex's Form 8-K (Current Report) filed on July 17, 2006, and incorporated herein by reference.
Filed
10.5
Heads of Agreement dated July 26, 2007 among Panex Resources Inc., Goldplata Resources Peru S.A.C., Goldplata Resources Inc., Goldplata Resources Sucursal-Colombia, Goldplata Corporation Limited, and Goldplata Mining International Corporation, filed as an Exhibit to Panex's Form 10-K (Annual Report) filed on July 28, 2009 and incorporated herein by reference.
Filed
10.6
Letter Agreement dated December 6, 2007 among Panex Resources Inc., Emco Corporation Inc. S.A. and Minanca Minera Nanguipa, Compania Anonima, filed as an Exhibit to Panex's Form 10-K (Annual Report) filed on July 28, 2009 and incorporated herein by reference.
Filed

24          PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

Exhibit	Description	Status

10.7
Deed dated January 11, 2008 among Panex Resources Inc., Windy Knob Resources Limited, Goldplata Mining International Corporation, Goldplata Resources Inc., and Goldplata Resources Sucursal-Colombia, filed as an Exhibit to Panex's Form 10-K (Annual Report) filed on July 28, 2009 and incorporated herein by reference.
Filed
14.1	Financial Code of Ethics filed as an Exhibit to Panex's Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from chief executive officer.	Included
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from chief financial officer.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	Disclosure Committee Charter, filed as an Exhibit to Panex's Form 10-K (Annual Report) filed on July 28, 2009 and incorporated herein by reference.	Filed
101 *
Financial statements from the quarterly reports on Form 10-Q of Panex Resources Inc. for the quarter ended May 31, 2013, 2012 and beyond are formatted in XBRL:  (ii) the Balance Sheets, (ii) the Statements of Operations; (iii) the Statements of Cash Flows, and (iv) the Statements of Stockholders' Equity (Deficit).
Included

*	In accordance with Rule 406T of Regulation S-T, the XBRL ("eXtensible Business Reporting Language") related information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

25          PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of May, 2015.

PANEX RESOURCES INC.

BY:	MARK GASSON
Mark Gasson
President, Principal Executive Officer and member of the Board of Directors

BY:	ROSS DOYLE
Ross Doyle
Principal Financial Officer, Principal Accounting Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

MARK GASSON	President, Principal Executive Officer and Member of	May 29, 2015
Mark Gasson	the Board of Directors

CONG MAO HUAI	Member of the Board of Directors	May 29, 2015
Cong Mao Huai

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
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Panex Resources Inc. Board of Directors and Stockholders

We have audited the accompanying balance sheets of Panex Resources Inc. (an Exploration Stage Company) as of August 31, 2014 and 2013, and the related statements of operations, cash flows and stockholders' equity (deficiency) for each of the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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
Stockholders' Equity (Deficiency)
Common stock
Authorized: 2,000,000,000 (2013: 500,000,000)
common shares with par value of $0.001 each
Issued and outstanding:
1,416,136,507 (August 31, 2013: 118,261,507) common shares	1,416,136	118,261
Additional paid-in capital	13,131,129	13,080,699
Donated capital	77,627	77,627
Accumulated deficit during the exploration stage	(13,394,226)	(13,613,055)
Stockholder' equity (deficiency)	1,230,666	(336,468)
Total liabilities and stockholders' equity (deficiency)	1,354,111	519

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

STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)

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

32          PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

NOTES TO FINANCIAL STATEMENTS

1.   Organization, Nature of Business, Going Concern and Management's Plans

Panex Resources Inc. ('Panex" or the "Company") was incorporated in the State of Nevada on May 28, 2004. The Company is considered to be an Exploration Stage Company. The Company's principal business is the acquisition and exploration of mineral resources.

Going concern and management's plans:

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

During the next 12 months, management's objective is to recapitalize Panex, continue to raise new capital and to seek new investment opportunities in the mineral sector.  Management believes that its worldwide industry contacts will make it possible to identify and assess new projects for acquisition purposes.

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

2.   Summary of Significant Accounting Policies

a.   Basis of Preparation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (US GAAP).  The Company's fiscal year-end is August 31.

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

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

2.   Summary of Significant Accounting Policies (Continued)

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions. Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.

Financial instruments, which include cash, accounts payable, and loans and borrowings, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The fair value of amounts due to related parties are not practical to estimate, due to the related party nature of the underlying transactions.  The financial risk to the Company's operations arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Management does not believe that the Company has any unrecognized tax positions. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

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

j.   Foreign Currency Translation and Transactions

The Company's functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated into the United States dollar using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.

k.   Concentration of Credit Risk

The Company's financial instruments that are exposed to concentration of credit risk consist of cash.  The Company's cash is in demand deposit accounts placed with federally insured financial institutions in Canada.

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

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

2.   Summary of Significant Accounting Policies (Continued)

In May 2014, FASB issued ASU No. 2014-09 "Revenue from Contracts from Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted.  The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

Management has evaluated other recently issued accounting pronouncements to determine their applicability and does not believe that any of these pronouncements will have a significant impact on the Company's financial statements.

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

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for all "in-the-money" options (i.e. the difference between the Company's closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options.

Effective August 3, 2012, the Company's board of directors granted 8,000,000 stock purchase options.  Each of the options has an issue date, effective date and vesting date of August 3, 2012, with an exercise price of $0.08 per share.  The term of these options is five years.  The options are exercisable at any time from the grant date up to and including August 2, 2017.  All related compensation expense was recognized on August 31, 2012 as the options were vested in full on that date.

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
36          PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

4.   Related Party Transactions

a.   During the year ended August 31, 2014 Coresco forgave money owing for an amount of $50,430, which is reported as an extinguishment of liabilities in the Statements of Stockholder's equity (deficiency) (August 31, 2013: Nil).

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

5.   Loans and Borrowings

In September 2012, November 2012 and June 2013 the Company received loan proceeds of $75,000, $25,000 and $10,000 respectively (totalling $110,000), from an unrelated third party.  The loan is unsecured, and had no stated interest rate.   $75,000 of these funds received was used to pay aged outstanding accounts payable in December 2012.  During November 2013, the Company entered into a debt settlement agreement with this unrelated third party in consideration for the issuance of the Company's common stock, par value $0.001, at a per share price of $0.001 per share.  As a result, the Company extinguished $110,000, for a total of 110,000,000 shares at a price of $0.001 per share.

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

7.   Stockholders' Equity

Common Stock

On June 15, 2012, the Securities and Exchange Commission declared Panex's Form S-1 Registration Statement effective, file number 333-172375, permitting Panex to offer up to 30,000,000 shares of common stock at $0.08 per share. The offering was being conducted on a best efforts basis and there was no underwriter involved in this public offering. Through August 31, 2012, Panex received and accepted 22 subscription agreements and received an aggregate $978,989 in proceeds from those subscriptions and issued 12,237,075 shares of common stock. No further subscriptions were received and the offering was closed on December 12, 2012.  Panex utilized the proceeds to ongoing operations, paying accounts payable, paying for offering expenses, assessing and evaluating possible new mineral project opportunities, and, subject to acquiring any such new projects, funding the exploration on such projects.

Effective August 3, 2012, the Company's board of directors granted 8,000,000 stock purchase options.  Each of the options has an issue date, effective date and vesting date of August 3, 2012, with an exercise price of $0.08 per share.  The term of these Options are five years.  The Options are exercisable at any time from the grant date up to and including August 2, 2017.

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

During November 2013, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company's common stock, par value $0.001, at a per share price of $0.001 per share. As a result, the Company extinguished certain liabilities with creditors via debt settlement agreements for a total of $248,000, for a total of 248,000,000 shares at a price of $0.001 per share.  The $0.001 per share value is consistent with the cash per share value received by the Company in a November 2013 stock transaction (described below).

During November 2013 (share certificates issued during quarter ended February 28, 2014), the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company's common stock, par value $0.001, at a per share price of $0.001 per share.  As a result, the Company extinguished certain liabilities with creditors via debt settlement agreements for a total of $50,975, for a total of 50,975,000 shares at a price of $0.001 per share.

On December 7, 2013 the Company entered into an agreement to acquire 85% of Amani Consulting SPRL currently in Joint Venture with state entity La Société Minière de Kilo Moto (Sokimo).  Upon completion of the acquisition the Company will own an ultimate 55% interest in Giro Goldfields SPRL (Giro).  Amani has a 65% interest and Sokimo has a 35% free carried interest in Giro which is comprised of two exploitation permits, PE's 5046 and 5049, covering a surface area of 610sqkm.  The permits lie within 20–30km west of Randgold/Ashanti's 20Moz Kibali gold deposits.

38          PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

7.   Stockholders' Equity

Pursuant to the terms and conditions of the Term Sheet dated May 22, 2014 and final agreement executed in August 2014, Panex has assigned and surrendered all of the rights and interests it may have in the share purchase agreement dated December 7, 2013 with Amani (the "Purchase Agreement") to Burey Gold Limited ("Burey").  In addition, Panex has assigned to Burey all of its rights, title, and interest in the loans it has provided for the purpose of funding exploration on the Giro Project (the "Loans").  These loans totalled $846,027.  In consideration of the assignment of all of Panex's rights and interests in the Purchase Agreement and the Loans Burey has issued an aggregate 55,705,232 shares in the capital of Burey to Panex (the "Burey Shares"). The parties agreed that the terms and conditions provided in the Term Sheet are binding.  Certain shareholders of Panex are also officers and non-controlling shareholders of Burey; however, Panex has no board or other management rights in the operations of Burey.  The Burey Shares represent approximately 11.8% of the total outstanding share issuances of Burey.  Burey is listed on the Australian Securities Exchange and the Burey Shares issued to Panex are fully tradeable.  At the date of the final executed agreement, the Company's carrying value of the Amani agreement was nil as the Company previously expensed all Amani related exploration costs, the Burey shares had a fair value of $1,135,000 (trading for AUD $0.022 per share), and the loans assigned to Burey totalled $846,000 resulting in a gain of approximately $1,981,000.  At August 31, 2014, Burey ordinary shares were trading for AUD $0.026 per share.

On July 23, 2014 the Company approved a conditional equity financing to raise working capital for operations, exploration and administration.  On August 12, 2014 the Company issued 861,900 restricted shares of common stock at a price of $0.001 per share to raise the working capital.  The Company set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares to be issued in the offering were issued for investment purposes in "private transactions".

Financing Activities:

During April 2013, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company's common stock, par value $0.001, at a per share price of $0.005 per share.  As a result, the Company extinguished certain liabilities with creditors via debt settlement agreements for a total of $75,000, for a total of 15,000,000 shares at a price of $0.005 per share.

During November 2013, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company's common stock, par value $0.001, at a per share price of $0.001 per share.  As a result, the Company extinguished certain liabilities with creditors via debt settlement agreements for a total of $248,000, for a total of 248,000,000 shares at a price of $0.001 per share.

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

During May 2014, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company's common stock, par value $0.001, at a per share price of $0.001 per share.  As a result, the Company extinguished certain liabilities with creditors via debt settlement agreements for a total of $87,000, for a total of 87,000,000 shares at a price of $0.001 per share. The shares were issued during the quarter ended August 31, 2014.

During June 2014, the Company received loan proceeds of $466,027 (AUD $500,000), from an unrelated third party. The loan is unsecured, and had no stated interest rate. The loan was assigned to Burey Gold Ltd after the successful conclusion of the transaction with Burey Gold Ltd consummated on August 12, 2014.  The funds received were used to pay aged outstanding accounts payable during the quarter ending May 31, 2014.  Of the total $466,027 loan proceeds, $96,027 was distributed directly by the lender to repay certain vendors of the Company in Democratic Republic of Congo.  On July 23, 2014 the Company approved a conditional equity financing to raise up to $958,600 in working capital for operations, exploration and administration.  On August 12, 2014 the Company issued 958,600,000 restricted shares of common stock at a price of $0.001 per share to raise the working capital.  The Company set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares to be issued in the offering were issued for investment purposes in "private transactions".
39          PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

8.   Income Taxes

The components of the Company's net deferred tax asset as of August 31, 2014 and 2013, rate and the valuation allowance are as follows:

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