Form 10-Q
period 2015-05-31
Panex Resources Inc.
filed 2015-07-20
CIK 1345756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

☒ QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-51707

PANEX RESOURCES INC.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada

(State or other jurisdiction of incorporation or organization)

00-0000000

(I.R.S. Employer Identification No.)

13 Allegro, Legato, Durbanville, South Africa

(Address of principal executive offices)

+41 76 753 4401

(Issuer's telephone number)

_______________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2015
Common Stock - $0.001 par value	1,443,636,507

Documents incorporated by reference: Refer to Exhibits.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2015 (UNAUDITED)

BALANCE SHEETS

PANEX RESOURCES INC.	As at	As at
(An exploration stage enterprise)	31 May	31 August
Balance Sheets	2015	2014
	(Unaudited)
(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Investment	922,118	1,351,587
Cash	32,945	2,524
Total current assets	955,063	1,354,111
Total assets (all current)	955,063	1,354,111

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	93,567	42,922
Accounts payable and accrued expenses related parties (Note 4(b))	-	45,523
Accrued liabilities, other	-	-
Loans and borrowings, related party	-	35,000
Advances received for common stock subscriptions	-	-
Loans and borrowings	-	-
Deposits for common stock subscriptions
Total liabilities (all current)	93,567	123,445

Stockholders' Equity
Common stock
Authorized: 2,000,000,000
common shares with par value of $0.001 each
Issued and outstanding:
1,416,136,507 (August 31, 2014: 1,416,136,507) common shares	1,416,136	1,416,136
Additional paid-in capital	13,131,129	13,131,129
Donated capital	77,627	77,627
Accumulated deficit during the exploration stage	(13,763,396)	(13,394,226)
Stockholder' equity	861,496	1,230,666
Total liabilities and stockholders' equity	955,063	1,354,111

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2015 (UNAUDITED)

STATEMENTS OF OPERATIONS

PANEX RESOURCES INC.	For the	For the	For the	For the
(An exploration stage enterprise)	Three Months	Three Months	Nine Months	Nine Months
Statements of Operations	Ended	Ended	Ended	Ended
	31 May	31 May	31 May	31 May
	2015	2014	2015	2014
(Expressed in U.S. Dollars)	$	$	$	$

Donated rent	-	-	-	-
Donated services	-	-	-	-
Listing and filing fees	775	2,823	5,328	9,724
Investor relation expenses	1,742	36,952	18,686	170,141
Directors fees	-	-	-	-
Management fees	-	-	-	-
Stock option compensation	-	-	-	-
Professional fees	17,525	17,287	82,332	95,107
Travel costs	8,639	-	13,734	12,640
General and administrative	35,740	57,705	153,578	173,761
Foreign currency transaction gain	-	(728)	(27,525)	(4,604)
Mineral property and exploration costs	-	495,103	2,384	1,365,024
Write-off deferred acquisition cost	-	-	-	-
Provision against Minanca loan	-	-	-	-
	64,421	609,142	248,517	1,821,793
Other income (expense)
Interest income	-	-	-	-
Interest expense	-	-	-	-
Gain (Loss) on sale of investment	-	-	(8,038)	-
Investment revaluation	(20,720)		(112,615)	-
Extinguishment of liabilities	-	-	-	-
Gain on sale of mineral property right	-	-	-	-
	(20,720)	-	(120,653)	-
Net Income (Loss)	(85,141)	(609,142)	(369,170)	(1,821,793)
Earnings (Loss) Per Share - Basic and Diluted	*	*	*	*
Weighted Average Shares Outstanding	1,416,136,507	425,207,936	1,416,136,507	338,215,092

__________

* Amount is less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2015 (UNAUDITED)

STATEMENTS OF CASH FLOWS

PANEX RESOURCES INC.	For the	For the
(An exploration stage enterprise)	Nine Months	Nine Months
Statements of Cash Flows	Ended	Ended
	31 May	31 May
	2015	2014
(Expressed in U.S. Dollars)	$	$

Cash Flows From Operating Activities
(Net loss) income	(369,170)	(1,821,793)
Adjustments to reconcile net loss to cash used in operating activities
Foreign currency transaction gain	(25,875)	(4,604)
Gain on sale of mineral property rights	-	-
Loss on sale of investment	8,038	-
Investment revaluation	112,615
Extinguishment of debt	-	-
Donated services and expenses	-	-
Expenses paid by issue of common stock	-	-
Options expense	-	-
Write-off deferred acquisition costs	-	-
Provision against Minanca loan	-	-
Change in operating assets and liabilities	-	-
Increase (decrease) in receivables and other assets	-	-
Increase (decrease) in accounts payable and accrued liabilities	50,645	515,490
Increase (decrease) in amounts due to related parties	(45,523)	94,974
Net Cash Used in Operating Activities	(269,270)	(1,215,933)
Cash Flows From Investing Activities
Cash received from sale of investment	308,816	-
Cash received from sale of mineral property rights	-	-
Deferred acquisition costs	-	-
Loan advances	-	-
Repayment of loan advance	-	-
Net Cash Provided by Investing Activities	308,816	-
Cash Flows From Financing Activities
Loan (repaid) from related parties	(35,000)	50,000
Loan repaid to related parties	-	-
Loan from unrelated third parties	-	300,000
Advances received for common stock subscriptions	-	821,600
Common shares issued for cash	-	40,300
Net Cash (Used in) Provided by Financing Activities	(35,000)	1,211,900
Effect of Exchange Rates on Cash	25,875	4,607
Increase in Cash	30,421	574
Cash at Beginning of Period	2,524	519
Cash at End of Period	32,945	1,093

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2015 (UNAUDITED)

STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)

PANEX RESOURCES INC (An exploration stage enterprise) Statements of Stockholder's Equity and Comprehensive income (Loss)	Common Stock		Additional paid-in	Advances for Stock	Donated	Accumulated	Total stockholders
For the Period Ended May 31, 2015	Shares	Amount	capital	Subscriptions	Capital	(deficit)	equity
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$

Balances, August 31, 2014	1,416,136,507	1,416,136	13,131,129	-	77,627	(13,394,226)	1,230,666
Net loss	-	-	-	-	-	(369,170)	(369,170)
Balances, May 31, 2015	1,416,136,507	1,416,136	13,131,129	-	77,627	(13,763,396)	861,496

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2015 (UNAUDITED)

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

The Company incurred a net loss of $369,170 for the nine months ended May 31, 2015, and a deficit accumulated during the exploration stage of $13,763,396 for the period May 28, 2004 (inception) through May 31, 2015.

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

QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2015 (UNAUDITED)

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

e. Investments in Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses are recognized in earnings. At May 31, 2015 investments consist of 40,249,399 shares (February 28, 2015, 40,249,399 shares) of Burey Gold Ltd., an Australian listed entity, which were acquired in August 2014 (note 7) and are accounted for as trading securities. Unrealized gains (losses) for the three and nine months ended May 31, 2015 were approximately $(21,000) and $(113,000) respectively (August 31, 2014 a gain of approximately $216,000).

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

QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2015 (UNAUDITED)

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

QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2015 (UNAUDITED)

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

l. Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2015 (UNAUDITED)

3. Stock Options

In August 2012, the Company's Board of Directors approved the issuance of stock options as an incentive to obtain services of key employees, directors and consultants of the Company. For the periods presented there were no stock options outstanding.

4. Related Party Transactions

a. During the year ended August 31, 2014 Coresco forgave money owing for an amount of $50,430, which was reported as an extinguishment of liabilities in the Statements of Stockholder's equity (deficiency) (May 31, 2015: $Nil).

b. During November 2013, Ross Doyle, CFO, loaned the Company $50,000 as a short term unsecured bridge loan at an interest rate of 0% (May 31, 2015: Nil). The loan was subsequently debt settled for shares issued during the year ended August 31, 2014.

c. The Company incurred $128,255 in total for management, exploration and contractor expenses during the nine months ended May 31, 2015 (May 31, 2014: $195,474). This amount is a combination of exploration contracting services, the CEO, Non-Executive Director, Company Secretarial and CFO of the Company. Total management fees for Coresco are determined in relation to the level of services required and comprise office rental, infrastructure, investor meeting rooms, company secretarial services, CEO, CFO, Technical Services and Non Executive Director fees. As of May 31, 2015, the Company has no accrued liability for these services due to this related party (May 31, 2014: $158, 617). On April 27 2015, Panex and Coresco mutually agreed to cancel the service agreement.

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

QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2015 (UNAUDITED)

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

QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2015 (UNAUDITED)

7. Stockholders' Equity

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

On December 7, 2013 the Company entered into an agreement to acquire 85% of Amani Consulting SPRL currently in Joint Venture with state entity La SociÉtÉ Mini& #200re de Kilo Moto (Sokimo). Upon completion of the acquisition the Company will own an ultimate 55% interest in Giro Goldfields SPRL (Giro). Amani has a 65% interest and Sokimo has a 35% free carried interest in Giro which is comprised of two exploitation permits, PE's 5046 and 5049, covering a surface area of 610sqkm. The permits lie within 20󈞊km west of Randgold/Ashanti's 20Moz Kibali gold deposits.

Pursuant to the terms and conditions of the Term Sheet dated May 22, 2014 and final agreement executed in August 2014, Panex has assigned and surrendered all of the rights and interests it may have in the share purchase agreement dated December 7, 2013 with Amani (the "Purchase Agreement") to Burey Gold Limited ("Burey"). In addition, Panex has assigned to Burey all of its rights, title, and interest in the loans it has provided for the purpose of funding exploration on the Giro Project (the "Loans"). These loans totalled $846,027. In consideration of the assignment of all of Panex's rights and interests in the Purchase Agreement and the Loans Burey has issued an aggregate 55,705,232 shares in the capital of Burey to Panex (the "Burey Shares"). The parties agreed that the terms and conditions provided in the Term Sheet are binding. Certain shareholders of Panex are also officers and non-controlling shareholders of Burey; however, Panex has no board or other management rights in the operations of Burey. The Burey Shares represent approximately 11.8% of the total outstanding share issuances of Burey. Burey is listed on the Australian Securities Exchange and the Burey Shares issued to Panex are fully tradeable. At the date of the final executed agreement, the Company's carrying value of the Amani agreement was nil as the Company previously expensed all Amani related exploration costs, the Burey shares had a fair value of $1,135,000 (trading for AUD$0.022 per share), and the loans assigned to Burey totalled $846,000 resulting is a gain of approximately $1,981,000. During the quarter ended November 30, 2014, the Company sold 12,000,000 shares of Burey ordinary shares for cash proceeds of approximately $208,000. At May 31, 2015, Burey ordinary shares were trading for AUD $0.03 per share.

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

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2015 (UNAUDITED)

7. Stockholders' Equity (Continued)

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

8. Subsequent events

On the June 2, 2015 the Company sold the remaining Burey Gold Ltd shares for AUD$0.032 per share.

During June 2015 the Company purchased back some shares from shareholders.

During June 2015 the Company settled $55,000.00 of debt in exchange for 27,500,000 shares.

Other than as disclosed in the financial statements there are no subsequent events to report at lodgement date.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING PRESENTATION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF PANEX RESOURCES INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Uncertainties Relating To Forward-Looking Statements

This Form 10-Q Quarterly Report for the quarterly report contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding Panex Resources Inc. capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Panex files with the Securities and Exchange Commission.

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

All forward-looking statements are made as of the date of filing of this Form 10-Q and Panex disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Panex may, from time to time, make oral forward-looking statements. Panex strongly advises that the above paragraphs and the risk factors described in this Quarterly Report and in Panex's other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Panex to materially differ from those in the oral forward-looking statements. Panex disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Background

Panex Resources Inc. ("Panex" or the "Company") is a Nevada corporation that was incorporated on May 28, 2004.

The Company conducts principal and technical activities from 13 Allegro, Legato, Durbanville, South Africa.

The telephone number is (+41) 76 753 4401. These offices are provided to the Company on a month-to-month basis. The Company believes these offices are adequate for the business requirements during the next 12 months. The Company does not own any real property. Panex maintains its statutory registered agent's office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014.

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

During the next 12 months, management's objective is to raise new capital and to seek new investment opportunities in the mineral sector. As is evident from the "Background" section above and previous SEC filings, Panex has in the past successfully negotiated agreements enabling it to earn an interest in a number of different mineral properties. Consequently, management believes that its worldwide industry contacts will make it possible to identify and assess new projects for acquisition purposes.

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

Total expenses for the three and nine months ended May 31, 2015 were $64,421 and $248,517 respectively, compared to $609,142 and $1,821,793 for the three and nine months ended May 31, 2014. Expenses were lower in the three and nine month periods ended May 31, 2015 than the three and nine-month periods ended May 31, 2014 largely in consideration of less exploration activities.

Liquidity and Capital Resources

The financial statements have been prepared assuming the Company will continue as a going concern. Since inception in May 2004, the Company has not generated revenue and has incurred net losses.

The Company had a working capital surplus of $861,496 as at May 31, 2015, incurred net losses of $369,170 for the nine months ended May 31, 2015, and has a deficit accumulated during the exploration stage of $13,763,396 for the period from May 28, 2004 (inception) through May 31, 2015.

Accordingly, the Company has not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund operations. These conditions (as indicated in the 2013 audit report by the Independent Registered Public Accounting Firm) raise substantial doubt about the Company's ability to continue as a going concern.

During the nine months ended May 31, 2015, Panex used cash of $269,670 in operating activities compared to $1,215,933 in the nine months ended May 31, 2014. As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations. Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources to continue its operations.

During the nine months ended May 31, 2015, Panex received cash of $308,816 in investing activities (from the sale of 15,455,833 ordinary shares of the Burey investment) compared to $Nil in the nine months ended May 31, 2014.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Mark Gasson, Panex's Chief Executive Officer and Ross Doyle, Panex's Chief Financial Officer, have evaluated the effectiveness of Panex's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, Mr Gasson and Mr Doyle have concluded that, as of the Evaluation Date, Panex's disclosure controls and procedures are not effective in alerting Panex on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act, for the reasons listed in Item 9A of the Company's Form 10-K filing for the year ended August 31, 2014.

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

Changes in Internal Controls over Financial Reporting

During the fiscal quarter covered by this report, there were no changes in Panex's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Panex's internal control over financial reporting.

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

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

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

Filed
10.8

Share Purchase Agreement dated December 7, 2013 between Panex Resources Inc. and Amani Consulting SPRL, filed as a subsequent event note to Panex's Form 8-K (Current Report) filed on December 23, 2013 and incorporated herein by reference.

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

Panex Resources Inc.

July 20, 2015	By:	/s/ Mark Gasson
	Name:	Mark Gasson
	Title:	President and CEO
Principal Executive Officer

July 20, 2015	By:	/s/ Ross Doyle
	Name:	Ross Doyle
	Title:	CFO
Principal Financial Officer

