Form 10-K
period 2015-08-31
Panex Resources Inc.
filed 2015-11-06
CIK 1345756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2015

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

+41 76 753 4401

(Issuer's telephone number)

________________________________________________________________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $1,124,159 as of February 28, 2015.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2015
Common Stock – $0.001 par value	1,115,636,507

Documents incorporated by reference: Refer to Exhibits

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

ITEM 1 – DESCRIPTION OF BUSINESS

Background

Panex Resources Inc. ("Panex" or the "Company") is a Nevada corporation that was incorporated on May 28, 2004.

The Company conducts principal and technical activities from 13 Allegro, Legato, Durbanville, South Africa. The telephone number is +41 76 753 4401. These offices are provided to the Company on a month-to-month basis. The Company believes these offices are adequate for the business requirements during the next 12 months. The Company does not own any real property. Panex maintains its statutory registered agent's office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014.

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

Panex has an authorized capital of 2,000,000,000 shares of common stock with a par value of $0.001 per share with 1,125,636,507 shares of common stock currently issued and outstanding. On August 30, 2010, the authorized capital was increased from 75,000,000 shares of common stock to 500,000,000 shares of common stock.

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

During the next 12 months, Panex, intends to seek new opportunities in the mineral property sector.

Panex intends acquire mineral properties that management believes to be undervalued or that management believes may realize a substantial benefit from being publicly owned. Panex will continue to identify and assess undervalued mineral properties. A small number of mineral properties are presently being reviewed.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Property Interests

The Company on July 15, 2015, through the wholly owned subsidiary corporation, Panex Resources WA Pty Ltd. (ACN 607 016 491), entered into an Asset Purchase Agreement with Lazaraus Resources Pty Ltd. The Company purchased Lazaraus Resources' assets, rights and interests to the Exploration License E80/4675 located approximately 85km SW of Halls Creek in the Kimberley Mineral Field of Western Australia and all data reports and technical information related to E80/4675 including copies of all regulatory reporting; metadata files and databases.

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

Government Controls and Regulations

Panex is subject to various levels of government controls and regulations, which are supplemented and revised from time to time. Changes to current local, state or federal laws and regulations in the jurisdictions where Panex will operate could require additional capital expenditures and increased operating and/or reclamation costs. Panex is unable to predict what additional legislation or revisions may be proposed that might affect its business or when any such proposals, if enacted, might become effective. Such changes, however, could require increased capital and operating expenditures and could prevent or delay certain operations by Panex or the property operators. Although Panex is unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomical.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Panex currently does not own any patents or trade marks. Except of the property interest disclosed above, Panex is not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.

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

ITEM 2 – DESCRIPTION OF PROPERTY

The Company conducts principal and technical activities from 13 Allegro, Legato, Durbanville, South Africa. The telephone number is +41 76 753 4401. These offices are provided to the Company on a month-to-month basis. The Company believes these offices are adequate for the business requirements during the next 12 months. The Company does not own any real property. Panex maintains its statutory registered agent's office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014.

ITEM 3 – LEGAL PROCEEDINGS

Panex is not a party to any pending legal proceedings and, to the best of Panex's knowledge, none of Panex's assets are the subject of any pending legal proceedings.

ITEM 4 – MINING SAFETY DISCLOSURES

There are no current mining activities which subject the Company to disclosure under this section.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

a.	Market Information

Panex's shares of common stock were quoted on the OTC Bulletin Board under the symbol "DBGF" from March 8, 2006 to December 17, 2007. Since then Panex's shares of common stock have been quoted on the OTC PINK under the symbol "OTCQB:DBGF".

The following table gives the high and low bid information for each fiscal quarter Panex's common stock has been quoted for the last two fiscal years. The bid information was obtained from OTC Markets, Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
31 August 2015	$0.01	$0.00	OTC Markets, Inc.
31 May 2015	$0.01	$0.00	OTC Markets, Inc.
28 February 2015	$0.01	$0.00	OTC Markets, Inc.
30 November 2014	$0.01	$0.00	OTC Markets, Inc.
31 August 2014	$0.01	$0.00	OTC Markets, Inc.
31 May 2014	$0.02	$0.00	OTC Markets, Inc.
28 February 2014	$0.10	$0.00	OTC Markets, Inc.
30 November 2013	$0.04	$0.00	OTC Markets, Inc.

b.	Holders of Record

Panex has approximately 110 holders of record of Panex's common stock as of November 6, 2015 according to a shareholders' list provided by Panex's transfer agent as of that date. The number of registered shareholders does not include any estimate by Panex of the number of beneficial owners of common stock held in street name. The transfer agent for Panex's common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

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

d.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

During August 2015, the Company entered into some share repurchase agreements for a total of 318,000,000 shares for USD$189,904.

Panex set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this offering were issued for investment purposes in a "private transaction".

For the seven non-US creditors outside the United States in this closing, Panex relied upon Section 4(2) of the Securities Act of 1933 and Rule 901 - 905 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that Panex complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The settlement of debt was not a public offering and was not accompanied by any general advertisement or any general solicitation. Panex received from each creditor a completed and signed shares for debt agreement containing certain representations and warranties, including, among others, that (a) the creditor was not a U.S. person, (b) the creditor accepted the shares for debt for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the resale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

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

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Going concern and management's plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception on May 28, 2004, the Company has not generated revenue and has incurred net losses. The Company incurred net loss of $504,088 for the year ended August 31, 2015, and a deficit accumulated during the exploration stage of $13,898,314 for the period May 28, 2004 (inception) through August 31, 2015. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Except as disclosed above, the Company has no mineral property interests as of the date of this report. Certain mineral property interests are presently being considered, however it is too early to determine whether they may be considered appropriate for acquisition.

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

Results of Operations

Panex has generated no operating revenues since its inception on May 28, 2004 through August 31, 2015.

For the year ended August 31, 2015, Panex had net interest expense of $nil, compared to $nil for the year ended August 31, 2014. Total expenses for the year ended August 31, 2015 were $372,802 compared to $1,978,789 for the year ended August 31, 2014. Expenses were lower in fiscal year 2015 than 2014 largely in consideration of less drilling and exploration activities.

Liquidity and Capital Resources

The financial statements have been prepared assuming the Company will continue as a going concern. Since inception in May 2004, the Company has not generated revenue and has incurred net losses. The Company has working capital of $591,674 as at August 31, 2015, loss of $504,088 for the fiscal year 2015 compared to an income of $218,825 for the fiscal year 2014, and has a deficit accumulated during the exploration stage of $13,898,314 for the period from May 28, 2004 (inception) through August 31, 2015.

Accordingly, the Company has not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund operations. These conditions (as indicated in the 2015 audit report of our Independent Registered Public Accounting Firm) raise substantial doubt about the Company's ability to continue as a going concern.

During the year ended August 31, 2015, Panex used cash of $411,646 in operating activities compared to $1,810,947 for the year ended August 31, 2014. As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations. Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources to continue its operations.

During June 2015, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company's common stock, par value $0.001, at a per share price of $0.001 per share. As a result, the Company extinguished certain liabilities with creditors via debt settlement agreements for a total of $55,000, for a total of 27,500,000 shares at a price of $0.001 per share.

During August 2015, the Company entered into some share repurchase agreements for a total of 318,000,000 shares for USD$189,904.

Through May 31 2014 50,975,000 shares of common stock at $0.001 per share were issued in consideration of settlement of liabilities of $50,975 during the quarter ended February 28, 2014. In addition, 40,300,000 have been issued during the quarter ended May 31, 2014.

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

During the next 12 months, Panex, intends to seek new mineral properties.

Panex intends to acquire mineral properties that management believes to be undervalued or that management believes may realize a substantial benefit from being publicly owned. Panex will continue to identify and assess undervalued mineral properties. A small number of mineral properties are presently being reviewed.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Accounting and Audit Plan

Panex intends to internally prepare the quarterly and annual financial statements. The estimated charge to Panex will be covered under the existing consulting agreements with Ross Doyle. Panex's independent auditor is expected to charge approximately $4,000 to review each of Panex's quarterly financial statements and approximately $15,000 to audit Panex's annual financial statements. In the next 12 months, Panex anticipates incurring approximately $45,000 to pay for its accounting and audit requirements.

SEC Filing Plan

Panex expects to incur filing costs of approximately $5,000 per quarter to support its quarterly and annual filings. In the next 12 months, Panex anticipates spending approximately $35,000 for costs to pay for three quarterly filings and one annual filing.

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

Stock-Based Compensation

The Company accounts for share-based payments under the fair value method of accounting for stock-based compensation consistent with US GAAP (Generally Accepted Accounting Principles). Under the fair value method, stock-based compensation cost is measured at the grant date based on the fair value of the award using the Black-Sholes option pricing model and is recognized to expense on a straight-line basis over the requisite service period, which is generally the vesting period. Where upon grant the options vest immediately the stock-based costs are expensed immediately.

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

Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09 "Revenue from Contracts from Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. In July 2015, the FASB delayed the effective date by one year. This new standard is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted to the original effective date of December 15, 2016. The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

In August 2014, FASB issued ASU No. 2014-15 "Presentation of Financial Statements— Going Concern (Subtopic 205-40)": Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments in ASU 2014-15 provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The new requirements are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the new standard and assessing the potential impact on its financial statement disclosures.

In April 2015, FASB issued ASU No. 2015-03 "Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". To simplify presentation of debt issuance costs, the amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in ASU 2015-03 is permitted for financial statements that have not been previously issued. The Company is currently evaluating the new standard and assessing the potential impact on its financial statements and operations.

In September 2015, FASB issued ASU No.2015-16 "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments". The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. The Company assessed that there is no impact to the financial statements on this update.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Panex's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Panex's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (" Exchange Act ")) as of August 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of August 31, 2015, Panex's internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Controls over Financial Reporting

There were no changes in Panex's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended August 31, 2015, that materially affected, or are reasonably likely to materially affect, Panex's internal control over financial reporting.

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

The names, addresses, ages and positions of Panex's officers and directors that held their positions during or since the fiscal year ended August 31, 2015 are set forth below:

Name and Address	Age	Positions

Mark Gasson
13 Allegro, Legato, Durbanville, South Africa	57	Chief Executive Officer, President, Director

Mr. Cong Mao Huai (appointed March 21, 2014)
5573 Avenue Kauka, Kinshasa, Democratic Republic
of Congo	53	Director

Ross Doyle
Level 3, Gotthardstrasse 20, 6300 Zug, Switzerland	43	Chief Financial Officer, Treasurer, Corporate Secretary

On December 9, 2013 Klaus Eckhof resigned as CEO and President and occupied the position of Non Executive Director until July 24, 2014 at which time he tendered his resignation as a Non Executive Director.

Mark Gasson: Mr Gasson was appointed as Chief Executive Officer and President of Panex. Mr Gasson replaces Mr Eckhof. Mr Gasson brings vast experience and management skills, which will have a significant impact in the exploration and development of Panex's highly prospective mineral projects in the Democratic Republic of Congo. Mr Gasson is a geologist with more than 26 years of experience developing mineral deposits throughout the globe including Africa. He has held senior positions with a number of Australian and international mining companies operating in Africa. His most recent position was Managing Director of Erongo Energy Limited (ASX:ARN) and he was previously the Exploration Manager-East Africa for Gallery Gold Limited and the Executive Director of Exploration for Tiger Resources Limited.

Cong Mao Huai: Mr Huai brings significant experience with operating in the Democratic Republic of Congo and exposure to the Asian investment market.

Ross Doyle (CA, BCOM): Mr Doyle has been the Chief Financial Officer, Treasurer, and Corporate Secretary of Panex since March 2012. Mr Doyle is a Chartered Accountant with over 16 years experience as a strategic business analyst and CFO working with commodity firms and financial institutions.

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

Panex has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14.1 – Code of Ethics for more information. Panex undertakes to provide any person with a copy of its code of ethics free of charge. Please contact the company at +41 76 753 4401 to request a copy of Panex's code of ethics. Management believes Panex's code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 11 – EXECUTIVE COMPENSATION

Panex has paid $180,000 and $141,730 in compensation to its named officers during its fiscal years ended August 31, 2015 and 2014, respectively.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan ($)	Non-qualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
Klaus Eckhof, Chairman, CEO, President, Non Executive	2015	65,000	-	-	-	-	-	-	65,000
Director – resigned December 9, 2013 ^	2014	38,523	-	-	-	-	-	-	38,523

Ross Doyle CFO appointed March 26, 2012^	2015	50,000	-	-	-	-	-	-	50,000
	2014	51,603	-	-	-	-	-	-	51,603

Mark Gasson CEO appointed December 9, 2013^	2015	65,000							65,000
	2014	51,603	-	-	-	-	-	-	51,603

Cong Mao Huai Director appointed March 21, 2014	2015	-	-	-	-	-	-	-	-
	2014

^ Administration, accounting, SEC support, annual report preparation and lodgment, CFO and secretarial fees of $107,264 (2014: $161,094) was paid or payable to Coresco AG, a company in which Mr Gasson and Mr Doyle has a beneficial interest. This amount includes fees paid to Mr Gasson and Mr Doyle of $99,141

Currently, there are no arrangements between Panex and any of its directors whereby such directors are compensated for any services provided as directors. There are no other employment agreements between Panex and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Panex or from a change in a named executive officer's responsibilities following a change in control.

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

Security Ownership of Certain Beneficial Owners (more than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner [1]	Percent of Class [2]
Shares of common stock	Samba Minerals Ltd. 55 Salvado Rd, Level 1, Suite 5, Subiaco, WA6008, Australia	225,000,000	20.17%

	Patane Ltd. Graben 27, Vienna, Austria	110,000,000	9.86%

	Orca Capital GmbH Sperling 2, Pfaffenhofen 85276, Germany	100,000,000	8.97%

_____________

[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 1,115,363,507 shares of common stock issued and outstanding as of November 6, 2015.

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner [1]	Percent of Class [2]
Shares of common stock	Ross Doyle Level 3, Gotthardstrasse 20, 6300 Zug, Switzerland	41,977,553	3.76%

Shares of common stock	Mark Gasson 13 Allegro, Legato, Durbanville, South Africa	25,000,000	2.24%

Shares of common stock	Mr Cong Mao Huai 5573 Avenue Kauka, Kinshasa, Democratic Republic of Congo	0	0

Shares of common stock	Directors and Executive Officers (as a group)		6.00%

___________

[2] Based on 1,115,636,507 shares of common stock issued and outstanding as of November 6, 2015.

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

Consultant Agreements

Mark Gasson and Ross Doyle are beneficial shareholders in Coresco AG (Coresco). Coresco charges $3,000 for office and facilities and administrative support and $7,000 for financial, management and statutory reporting, CFO and treasury functions, totaling to $10,000 per month. This agreement was entered on December 1, 2011, and can be terminated with 6 months notice subsequent to December 31, 2012. During May 2015 the agreement with Coresco was terminated.

During May 2015 a consulting agreement was entered into with Mark Gasson and Ross Doyle for up to USD15,000 and USD10,000 per month. Amounts will be charged on a need basis and it is not expected the full amount will be incurred.

b.	Transactions with Promoters

During the past five fiscal years, Klaus Eckhof (resigned on December 9, 2013) has been a promoter of Panex's business, but has not received anything of value from Panex nor is entitled to receive anything of value from Panex for services provided as a promoter of the business of Panex.

c.	Director Independence

Panex's board of directors consists of Mark Gasson and Cong Mau Huai. Pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, Panex's board of directors has adopted the definition of "independent director" as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an "independent director" means a person other than an executive officer or employee of Panex or any other individual having a relationship which, in the opinion of Panex's board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Panex in excess of $200,000 during any period of 12 consecutive months within the three past fiscal years. A lso, the ownership of Panex's stock will not preclude a director from being independent.

In applying this definition, Panex's board of directors has determined that Mr. Gasson does not qualify as an "independent director" pursuant to the same Rule.

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

2015 - $34,500 - GHP Horwath, P.C.

b.	Audit–Related Fees

The aggregate fees billed in each of the last two fiscal years for audit related services by the principal accountants that are reasonably related to the performance of the audit or review of Panex's financial statements and are not reported in the preceding paragraph:

2014 - $Nil - GHP Horwath, P.C.

2015 - $Nil - GHP Horwath, P.C.

c.	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014 - $Nil - GHP Horwath, P.C.

2015 - $Nil - GHP Horwath, P.C.

d.	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principle accountant, other than the services reported in paragraphs (a) and (b) was:

2014 - $Nil - GHP Horwath, P.C.

2015 - $Nil - GHP Horwath, P.C.

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

Panex Resources Inc.

November 6, 2015	By:	/s/ Mark Gasson
	Name:	Mark Gasson
	Title:	President and CEO
Principal Executive Officer

November 6, 2015	By:	/s/ Ross Doyle
	Name:	Ross Doyle
	Title:	CFO
Principal Financial Officer

EXHIBIT A

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Panex Resources Inc. Board of Directors and Stockholders

We have audited the accompanying balance sheets of Panex Resources Inc. (the "Company") (an Exploration Stage Company) as of August 31, 2015 and 2014, and the related statements of operations, cash flows and stockholders' equity (deficiency) for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panex Resources Inc. as of August 31, 2015 and 2014, and the results of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss of approximately $504,000 for the year ended August 31, 2015, and a deficit accumulated during the exploration stage of approximately $13,898,000 as of August 31, 2015. The Company also has a limited history and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP HORWATH, P.C.

Denver, Colorado

November 06, 2015

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2015

BALANCE SHEETS

PANEX RESOURCES INC.

(An exploration stage enterprise)

Balance Sheets

	As at	As at
	31 August	31 August
	2015	2014
(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Investment	113,653	1,351,587
Cash	553,267	2,524
Total current assets	666,920	1,354,111
Total assets	666,920	1,354,111

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	45,246	42,922
Accounts payable and accrued expenses related parties (Note 4(b))	30,000	45,523
Loans and borrowings, related party	-	35,000
Total liabilities (all current)	75,246	123,445
Stockholders' Equity
Common stock
Authorized: 2,000,000,000
common shares with par value of $0.001 each
Issued and outstanding:
1,125,636,507 (August 31, 2014: 1,416,136,507) common shares	1,125,636	1,416,136
Additional paid-in capital	13,286,725	13,131,129
Donated capital	77,627	77,627
Accumulated deficit during the exploration stage	(13,898,314)	(13,394,226)
Stockholder' equity	591,674	1,230,666
Total liabilities and stockholders' equity	666,920	1,354,111

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2015

STATEMENTS OF OPERATIONS

PANEX RESOURCES INC.

(An exploration stage enterprise)

Statements of Operations

	For the	For the
	Year	Year
	Ended	Ended
	31 August	31 August
	2015	2014
(Expressed in U.S. Dollars)	$	$
Listing and filing fees	6,085	14,686
Investor relation expenses	31,686	181,457
Professional fees	102,917	209,325
Travel costs	13,734	12,640
General and administrative	241,640	192,407
Foreign currency transaction gain	(25,644)	(20,021)
Mineral property and exploration costs	2,384	1,388,295
	372,802	1,978,789
Other income (expense)
Gain (Loss) on sale of investment	(10,244)	1,981,344
Investment revaluation	(121,042)	216,270
	(131,286)	2,197,614
Net Income (Loss)	(504,088)	218,825
Earnings (Loss) Per Share – Basic and Diluted	*	*
Weighted Average Shares Outstanding	1,380,893,375	397,269,510

* amounts are less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2015

STATEMENTS OF CASH FLOWS

PANEX RESOURCES INC.

(An exploration stage enterprise)

Statements of Cash Flows

	For the	For the
	Year	Year
	Ended	Ended
	31 August	31 August
	2015	2014
(Expressed in U.S. Dollars)	$	$
Cash Flows From Operating Activities
(Net loss) income	(504,088)	218,825
Adjustments to reconcile net (loss) Income to cash used in operating activities
Foreign currency transaction gain	(25,644)	(20,021)
Loss (Gain) on sale of investment	10,244	(1,981,344)
Investment revaluation	121,042	(216,270)
Increase (decrease) in accounts payable and accrued liabilities	2,323	205,983
Increase (decrease) in amounts due to related parties	(15,523)	(18,120)
Net Cash Used in Operating Activities	(411,646)	(1,810,947)
Cash Flows From Investing Activities
Cash received from sale of investment	1,228,728	-
Cash used for purchase of investment	(122,080)	-
Net Cash Provided by Investing Activities	1,106,648	-
Cash Flows From Financing Activities	-	-
Loan from related parties	16,400	94,000
Loan repaid to related parties	(51,400)	(9,000)
Loan from unrelated third parties	-	846,027
Common shares issued for cash	(189,905)	861,900
Net Cash (Used in) Provided by Financing Activities	(224,905)	1,792,927
Effect of Exchange Rates on Cash	80,646	20,025
Increase in Cash	550,743	2,005
Cash at Beginning of Period	2,524	519
Cash at End of Period	553,267	2,524

See note 7 for non-cash investing and financing transactions.

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2015

STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)

PANEX RESOURCES INC
(An exploration stage enterprise)
Statements of Stockholder's Equity and
Comprehensive income (Loss)

For the Year Ended August 31, 2015 and 2014

	Common Stock		Additional paid-in capital	Advances for Stock Subscriptions		Accumulated (deficit)	Total stockholders equity
	Shares	Amount			Donated Capital
(Expressed in U.S. Dollars)	#	$	$		$	$	$

Balances, August 31, 2013	118,261,507	118,261	13,080,699	-	77,627	(13,613,051)	(336,464)

Net loss (income)	-	-	-		-	218,825	218,825
Common stock issued for settlement of liabilities on November 15, 2013 at $0.001 per share	248,000,000	248,000	-	-	-	-	248,000
Common stock issued for settlement of liabilities during quarter ended February 28, 2014 at $0.001 per share	50,975,000	50,975	-	-	-	-	50,975
Common stock issued for cash on May 13, 2014 at $0.001 per share	40,300,000	40,300	-	-	-	-	40,300
Extinguishment of liabilities with a related party	-	-	50,430	-	-	-	50,430
Common stock issued for settlement of liabilities and for cash received of $821,600 on August 12, 2014 at $0.001 per share	958,600,000	958,600	-	-	-	-	958,600

Balances, August 31, 2014	1,416,136,507	1,416,136	13,131,129	-	77,627	(13,394,226)	1,230,666

Net loss (income)	-	-	-		-	(504,088)	(504,088)
Common stock issued for settlement of debt in June 2015	27,500,000	27,500	27,500				55,000
Common stock repurchased for cash on August, 2015 at $0.001 per share	(318,000,000)	(318,000)	128,096	-	-	-	(189,904)

Balances, August 31, 2015	1,125,636,507	1,125,636	13,286,725	-	77,627	(13,898,314)	591,674

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2015

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

The Company generated a loss of $504,088 for the year ended August 31, 2015, and a deficit accumulated during the exploration stage of $13,898,314 for the period May 28, 2004 (inception) through August 31, 2015.

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

ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2015

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

c.        Basic and Diluted Net Income (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities. .

d.       Cash

Cash includes deposits in banks, which are unrestricted as to withdrawal or use.

e.        Investments in Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. At August 31, 2015, investments consist of 1,000,000 shares in NSS Resources Inc, a Canadian listed entity which were acquired in May 2015 and are accounted for as trading securities.

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

ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2015

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

As of August 31, 2015, the Company's investments are classified as Level 1 and there are no level 2 or level 3 assets or liabilities.

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

ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2015

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

l.         Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09 "Revenue from Contracts from Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. In July 2015, the FASB delayed the effective date by one year. This new standard is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted to the original effective date of December 15, 2016. The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

In August 2014, FASB issued ASU No. 2014-15 "Presentation of Financial Statements— Going Concern (Subtopic 205-40)": Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments in ASU 2014-15 provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The new requirements are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the new standard and assessing the potential impact on its financial statement disclosures.

In April 2015, FASB issued ASU No. 2015-03 "Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". To simplify presentation of debt issuance costs, the amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in ASU 2015-03 is permitted for financial statements that have not been previously issued. The Company is currently evaluating the new standard and assessing the potential impact on its financial statements and operations.

In September 2015, FASB issued ASU No.2015-16 "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments". The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. The Company assessed that there is no impact to the financial statements on this update.

Management has evaluated any recently issued accounting pronouncements to determine their applicability and does not believe that any of these pronouncements will have a significant impact on the Company's financial statements.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2015

3.              Stock Options

The Company has no stock options outstanding.

4.              Related Party Transactions

a.

During the year ended August 31, 2014 Coresco forgave money owing for an amount of $50,430, which is reported as an extinguishment of liabilities in the Statements of Stockholder's equity (deficiency) (August 31, 2015: Nil).

b.

The Company incurred $185,322 (including $99,141 of management fees) respectively in total for management, exploration and contractor expenses during the fiscal year ended August 31, 2015 (August 31, 2014: $199,617 (including $38,523 of management fees). This amount is a combination of exploration contracting services paid to the CEO, Non Executive Director and CFO of the Company. Total management fees for Coresco are contracted at maximum of 20,000 Swiss Francs per month (however this has not been charged)and comprise office rental, infrastructure, investor meeting rooms, company secretarial services, CEO, CFO, Technical Services and Non Executive Director fees. This agreement was entered on December 1, 2011, and can be terminated with 6 months notice subsequent to December 31, 2012. The contract with Coresco was terminated in May 2015. As of August 31, 2015, the Company has an accrued liability of $Nil for these services due to this related party (August 31, 2014: $45,523).

c.

During May 2015 a consulting agreement was entered into with Mark Gasson and Ross Doyle for up to USD15,000 and USD10,000 per month. Amounts will be charged on a need basis and it is not expected the full amount will be incurred. At end of year there was an accrued liability of $30,000 payable to Mark Gasson and Klaus Eckhof.

d.

In July 2014, Coresco loaned the Company $44,000, with no specified interest or due date. The parties may agree to settle the borrowing through repayment or issuance of equity. In August 2014, the Company repaid $9,000 of the loan. In September and October 2014 a further $15,000 and $1,400 respectively was loaned to the Company. The full loan was repaid in October 2014.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2015

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

In July 2014, Coresco loaned the Company $44,000, with no specified interest or due date. The parties may agree to settle the borrowing through repayment or issuance of equity. In August 2014, the Company repaid $9,000 of the loan. In September and October 2014 a further $15,000 and $1,400 respectively was loaned to the Company. The full loan was repaid in October 2014.

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

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2015

7.              Stockholders' Equity

Common Stock and Financing Activities

On November 5, 2014 the Company filed a Form S-1 a registration statement with the Securities and Exchange Commission permitting Panex to offer up to 500,000,000 shares of common stock at $0.001 per share. The offering was being conducted on a best effort basis and there will be no underwriter involved in the public offering.

The Company is currently in communication with the Securities and Exchange Commission regarding the Form S-1 and the registration has not yet been declared effective.

During August 2015, the Company entered into some share repurchase agreements for a total of 318,000,000 shares for USD$189,904.

During June 2015, the Company entered into debt settlement agreements with creditors in consideration for the issuance of the Company's common stock, par value $0.001, at a per share price of $0.001 per share. As a result, the Company extinguished certain liabilities with creditors via debt settlement agreements for a total of $55,000, for a total of 27,500,000 shares at a price of $0.001 per share.

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

Through May 31, 2014 50,975,000 shares of common stock at $0.001 per share were issued in consideration of settlement of liabilities of $50,975 during the quarter ended February 28, 2014. In addition, 40,300,000 have been issued during the quarter ended May 31, 2014.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2015

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

8.              Income Taxes

The components of the Company's net deferred tax asset as of August 31, 2015 and 2014, rate and the valuation allowance are as follows:

	2015	2014
Net operating losses	7,576,559	7,072,471
Loan loss reserves	6,100,000	6,100,000
	13,676,559	13,172,471
Statutory tax rate	35%	35%
Deferred tax asset	4,786,796	4,610,365
Valuation allowance	(4,786,796)	(4,610,365)
Net deferred tax asset	-	-

The Company has net operating loss carry-forwards for tax purposes of approximately $7,576,559, which begin expiring in 2031. The utilization of the net operating loss carry-forwards cannot be assured.

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

The Company repurchased a further ten million shares in October 2015. During October 2015, the Company repurchased shares in Burey Gold Limited 20,000,000 common shares for Australian dollar 0.02/share. In addition there is an option to purchase 20,000,000 common shares of Burey Gold Limited for Australian dollar $0.005 per common share (aggregate of Australian dollar $500,000) Otherwise than as disclosed above and within the financial statements there are no other subsequent events.

