Form 10-Q
period 2015-11-30
Panex Resources Inc.
filed 2016-01-19
CIK 1345756

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2015 (UNAUDITED)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at January 19, 2016
Common Stock – $0.001 par value	1,115,636,507

Documents incorporated by reference: Refer to Exhibits

1	PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2015 (UNAUDITED)

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)

NOTES TO FINANCIAL STATEMENTS

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 – CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

ITEM 1A – RISK FACTORS

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

ITEM 4 – MINING SAFETY DISCLOSURES

ITEM 5 – OTHER INFORMATION

ITEM 6 – EXHIBITS

SIGNATURES

2	PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2015 (UNAUDITED)

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BALANCE SHEETS

PANEX RESOURCES INC.	As at	As at
(An exploration stage enterprise)	30 November	31 August
Balance Sheets	2015	2015

(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Investment	462,760	113,653
Cash	95,880	553,267
Total current assets	558,640	666,920
Total assets	558,640	666,920

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	40,246	45,246
Accounts payable and accrued expenses related parties (Note 4(b))	15,000	30,000
Loans and borrowings, related party	-	-
Total liabilities (all current)	55,246	75,246
Stockholders' Equity
Common stock
Authorized: 2,000,000,000 common shares with par value of $0.001 each Issued and outstanding: 1,115,636,507 (August 31, 2015: 1,125,636,507) common shares	1,115,636	1,125,636
Additional paid-in capital	13,291,725	13,286,725
Donated capital	77,627	77,627
Accumulated deficit during the exploration stage	(13,981,594)	(13,898,314)
Stockholder' equity	503,394	591,674
Total liabilities and stockholders' equity	558,640	666,920

The accompanying notes are an integral part of these financial statements.

3	PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2015 (UNAUDITED)

STATEMENTS OF OPERATIONS

PANEX RESOURCES	For the	For the
(An exploration stage enterprise)	Three Months	Three Months
Statements of Operations	Ended	Ended
	30 November	30 November
	2015	2014
(Expressed in U.S. Dollars)	$	$
Listing and filing fees	909	3,538
Investor relation expenses	-	16,944
Professional fees	26,298	38,412
Travel costs	-	5,095
General and administrative	35,747	20,089
Foreign currency transaction gain	184	5,184
Mineral property and exploration costs	-	2,384
	63,138	91,646
Other income (expense)
Gain (Loss) on sale of investment	-	(3,060)
Investment revaluation	(20,144)	(507,921)
	(20,144)	(510,981)
Net Income (Loss)	(83,282)	(602,627)
Earnings (Loss) Per Share – Basic and Diluted	*	*
Weighted Average Shares Outstanding	1,118,303,174	1,416,136,507

* Amounts are less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

4	PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2015 (UNAUDITED)

STATEMENTS OF CASH FLOWS

PANEX RESOURCES INC.	For the	For the
(An exploration stage enterprise)	Three Months	Three Months
Statements of Cash Flows	Ended	Ended
	30 November	30 November
	2015	2014
(Expressed in U.S. Dollars)	$	$
Cash Flows From Operating Activities
(Net loss) income	(83,282)	(602,627)
Adjustments to reconcile net (loss) Income to cash used in operating activities
Foreign currency transaction gain	184	5,184
Loss (Gain) on sale of investment	-	3,060
Investment revaluation	20,144	507,921
Increase (decrease) in accounts payable and accrued liabilities	(4,999)	1,841
Increase (decrease) in amounts due to related parties	(15,000)	(45,523)
Net Cash Used in Operating Activities	(82,953)	(130,144)
Cash Flows From Investing Activities
Cash received from sale of investment	-	208,159
Cash used for purchase of investment	(369,250)
Net Cash (Used in) Provided by Investing Activities	(369,250)	208,159
Cash Flows From Financing Activities
Loan from related parties	-	(35,000)
Common shares repurchased for cash	(5,000)	-
Net Cash (Used in) Provided by Financing Activities	(5,000)	(35,000)
Effect of Exchange Rates on Cash	(184)	(5,183)
Increase in Cash	(457,387)	37,832
Cash at Beginning of Period	553,267	2,524
Cash at End of Period	95,880	40,356

The accompanying notes are an integral part of these financial statements.

5	PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2015 (UNAUDITED)

STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)

PANEX RESOURCES INC.	Common Stock
(An exploration stage enterprise) Statements of Stockholder's Equity and Comprehensive income (Loss) For the Period Ended November 30, 2015	Shares	Amount	Additional paid- in capital	Donated Capital	Accumulated (deficit)	Total stockholders equity
(Expressed in U.S. Dollars)	#	$	$	$	$	$

Balances, August 31, 2015	1,125,636,507	1,125,636	13,286,725	77,627	(13,898,314)	591,674

Net loss (income)	-	-	-	-	(83,282)	(83,282)
Common stock repurchased for cash on September, 2015 at $0.001 per share	(10,000,000)	(10,000)	5,000	-	-	(5,000)

Balances, November 30, 2015	1,115,636,507	1,115,636	13,291,725	77,627	(13,981,594)	503,394

The accompanying notes are an integral part of these financial statements.

6	PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2015 (UNAUDITED)

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

The Company incurred a net loss of $83,282 for the three months ended November 30, 2015, and a deficit accumulated during the exploration stage of $13,981,594 for the period May 28, 2004 (inception) through November 30, 2015.

Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company on July 15, 2015, through the wholly owned subsidiary corporation, Panex Resources WA Pty Ltd. (ACN 607 016 491), entered into an Asset Purchase Agreement with Lazaraus Resources Pty Ltd.  The Company purchased Lazaraus Resources' assets, rights and interests to the Exploration License E80/4675 located approximately 85km SW of Halls Creek in the Kimberley Mineral Field of Western Australia and all data reports and technical information related to E80/4675 including copies of all regulatory reporting; metadata files and databases. The purchase price was AUD$3,000.00. As described in Note 2c the Company also has  investments in two mining companies.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

7	PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2015 (UNAUDITED)

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

e.     Investments in Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses are recognized in earnings. At November 30, 2015 investments consist of 20,000,000 shares (August 31, 2015, nil shares) of Burey Gold Ltd., an Australian listed entity, which were acquired in October 2015 (note 7) and are accounted for as trading securities. At November 30, 2015, investments consist of 1,000,000 shares in NSS Resources Inc, a Canadian listed entity which were acquired in May 2015 and are accounted for as trading securities. Unrealized gains (losses) for the three months ended November 30, 2015 were approximately $(20,000) (November 30, 2015 a loss of approximately $507,921).

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
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2015 (UNAUDITED)

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
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2015 (UNAUDITED)

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
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2015 (UNAUDITED)

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

4.          Related Party Transactions

a.
During May 2015 a consulting agreement was entered into with Mark Gasson and Ross Doyle for up to USD15,000 and USD10,000 per month respectively. Amounts will be charged on a need basis and it is not expected the full amount will be incurred. At end of the period there was an accrued liability of $15,000 payable to management.

b.
In July 2014, Coresco loaned the Company $44,000, with no specified interest or due date.  The parties may agree to settle the borrowing through repayment or issuance of equity.  In August 2014, the Company repaid $9,000 of the loan. In September and October 2014 a further $15,000 and $1,400 respectively was loaned to the Company. The full loan was repaid in October 2014.

c.
The Company incurred nil in total for management, exploration and contractor expenses during the quarter  ended November 30, 2015 (November 30, 2014: $36,819).  This amount is a combination of exploration contracting services, the CEO, Non-Executive Director, Company Secretarial and CFO of the Company. Total management fees for Coresco are determined in relation to the level of services required and comprise office rental, infrastructure, investor meeting rooms, company secretarial services, CEO, CFO, Technical Services and Non Executive Director fees.  As of November 30, 2015, the Company has an accrued liability of $Nil for these services due to this related party (November 30, 2014: nil). The contract with Coresco was terminated in May 2015.

5.          Loans and Borrowings

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
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2015 (UNAUDITED)

6.          Material Contingencies and Commitments

Panex has no material contingencies or long-term commitments.

While Panex has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to fully complete its plan of operation.  Panex is seeking financing in the form of equity.  There are no assurances Panex will be completely successful in raising the funds required.

7.          Stockholders' Equity

Common Stock

On November 5, 2014 the Company filed a Form S-1 registration statement with the Securities and Exchange Commission permitting Panex to offer up to 500,000,000 shares of common stock at $0.001 per share. The offering was being conducted on a best effort basis and there will be no underwriter involved in the public offering.

The Company is currently in communication with the Securities and Exchange Commission regarding the Form S-1 and the registration has not yet been declared effective.

During August 2015, the Company entered into some share repurchase agreements for a total of 318,000,000 shares for USD$189,905. The Company repurchased a further ten million shares in October 2015.

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

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2015 (UNAUDITED)

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Panex is an exploration stage company engaged in the acquisition and exploration of mineral properties.  The Company's plan of operations is to conduct mineral exploration activities on mineral properties in order to assess whether these claims possess commercially exploitable mineral deposits.  Panex's exploration program is to explore for commercially viable deposits of base and precious minerals, such as gold, silver, lead, barium, mercury, copper, and zinc minerals.

Panex has an authorized capital of 2,000,000,000 shares of common stock with a par value of $0.001 per share with 1,115,636,507 shares of common stock currently issued and outstanding.  On August 30, 2010, the authorized capital was increased from 75,000,000 shares of common stock to 500,000,000 shares of common stock.

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
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2015 (UNAUDITED)

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

Plan of Operation

During the next 12 months, Panex intends to conduct exploration activity on the property described as Exploration License E80/4675.

14	PANEX RESOURCES INC.

PANEX RESOURCES INC.
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2015 (UNAUDITED)

Results of Operations

Panex has generated no operating revenues since its inception on May 28, 2004.

Total expenses for the three months ended November 30, 2015 were $83,282 compared to $602,627 for the three months ended November 30, 2014. Expenses were lower in the three months ended November 30, 2015 compared to the three months ended November 30, 2014 largely in consideration of less exploration activities.

Liquidity and Capital Resources

The financial statements have been prepared assuming the Company will continue as a going concern.  Since inception in May 2004, the Company has not generated revenue and has incurred net losses.

The Company had a working capital surplus of $503,394 as at November 30, 2015, incurred net losses of $83,282 for the three months ended November 30, 2015, and has a deficit accumulated during the exploration stage of $13,981,594 for the period from May 28, 2004 (inception) through November 30, 2015.

Accordingly, the Company has not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund operations.  These conditions (as indicated in the 2013 audit report by the Independent Registered Public Accounting Firm) raise substantial doubt about the Company's ability to continue as a going concern.

During the three months ended November 30, 2015, Panex used cash of $82,954 in operating activities compared to $130,144 in the three months ended November 30, 2014. As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations.  Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources to continue its operations.

During the three months ended November 30, 2015, Panex used cash of $369,250 in investing activities (for the purchase of 20,000,000 ordinary shares of the Burey investment) compared to $208,159 in the three months ended November 30, 2014.

Material Contingencies and Commitments

Except for the related party management consulting agreements described in Note 4 to the financial statements, Panex has no contingencies or long-term commitments.

While Panex has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to fully complete its plan of operation.

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
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2015 (UNAUDITED)

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

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Mark Gasson, Panex's Chief Executive Officer and Ross Doyle, Panex's Chief Financial Officer, have evaluated the effectiveness of Panex's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this quarterly report (the "Evaluation Date").  Based on such evaluation, Mr Gasson and Mr Doyle have concluded that, as of the Evaluation Date, Panex's disclosure controls and procedures are not effective in alerting Panex on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act, for the reasons listed in Item 9A of the Company's Form 10-K filing for the year ended August 31, 2015.

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
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2015 (UNAUDITED)

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

None.

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
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2015 (UNAUDITED)

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
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2015 (UNAUDITED)

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
QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 2015 (UNAUDITED)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Panex Resources Inc. has caused this report to be signed on its behalf by the undersigned duly authorized persons.

PANEX RESOURCES INC.

MARK GASSON
NAME:	Mark Gasson
TITLE:	President and CEO Principal Executive Officer

January 19, 2016

ROSS DOYLE
NAME:	Ross Doyle
TITLE:	CFO Principal Financial Officer

January 19, 2016

20	PANEX RESOURCES INC.