Form 10-Q
period 2016-02-29
Panex Resources Inc.
filed 2016-04-06
CIK 1345756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2016

☒ QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 6, 2016
Common Stock – $0.001 par value	1,115,636,507

Documents incorporated by reference: Refer to Exhibits

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 29, 2016 (UNAUDITED)

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BALANCE SHEETS

PANEX RESOURCES INC.	As at	As at
(An exploration stage enterprise)	29 February	31 August
Balance Sheets	2016	2015
(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Investment	711,304	113,653
Cash	28,177	553,267
Total current assets	739,481	666,920
Total assets	739,481	666,920

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	35,143	45,245
Accounts payable and accrued expenses related parties (Note 4)	27,500	30,000
Total liabilities (all current)	62,643	75,245
Stockholders' Equity
Common stock
Authorized: 2,000,000,000 common shares with par value of $0.001 each
Issued and outstanding: 1,115,636,507 (August 31, 2015: 1,125,636,507) common shares	1,115,636	1,125,636
Additional paid-in capital	13,291,725	13,286,725
Donated capital	77,627	77,627
Accumulated deficit during the exploration stage	(13,808,150)	(13,898,313)
Stockholder' equity	676,838	591,675
Total liabilities and stockholders' equity	739,481	666,920

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 29, 2016 (UNAUDITED)

STATEMENTS OF OPERATIONS

PANEX RESOURCES INC.	For the	For the	For the	For the
(An exploration stage enterprise)	Three Months	Three Months	Six Months	Six Months
Statements of Operations	Ended	Ended	Ended	Ended
	29 February	28 February	29 February	28 February
	2016	2015	2016	2015
(Expressed in U.S. Dollars)	$	$	$	$
Listing and filing fees	-	1,015	909	4,553
Investor relation expenses	-	-	-	16,944
Professional fees	25,500	26,395	51,798	64,807
Travel costs	-	-	-	5,095
General and administrative	50,539	71,874	86,286	117,838
Foreign currency transaction gain	(939)	(6,834)	(755)	(27,525)
Mineral property and exploration costs	-	-	-	2,384
	75,100	92,450	138,238	184,096
Other income (expense)	-	-	-	-
Gain (Loss) on sale of investment	-	(4,978)	-	(8,038)
Investment revaluation	248,543	416,026	228,401	(91,895)
	248,543	411,048	228,401	(99,933)
Net Income (Loss)	173,445	318,598	90,163	(284,029)
Earnings (Loss) Per Share – Basic and Diluted	*	*	*	*
Weighted Average Shares Outstanding	1,115,636,507	1,416,136,507	1,117,010,133	1,416,136,507

______________________

*	Amounts are less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 29, 2016 (UNAUDITED)

STATEMENTS OF CASH FLOWS

PANEX RESOURCES INC.	For the	For the
(An exploration stage enterprise)	Six Months	Six Months
Statements of Cash Flows	Ended	Ended
	29 February	28 February
	2016	2015
(Expressed in U.S. Dollars)	$	$
Cash Flows From Operating Activities
(Net loss) income	90,163	(284,029)
Adjustments to reconcile net (loss) Income to cash used in operating activities
Foreign currency transaction gain	(754)	(25,875)
Loss (Gain) on sale of investment	-	8,038
Investment revaluation	(228,401)	91,895
Increase (decrease) in accounts payable and accrued liabilities	(10,102)	(1,957)
Increase (decrease) in amounts due to related parties	(2,500)	(39,428)
Net Cash Used in Operating Activities	(151,594)	(251,356)
Cash Flows From Investing Activities
Cash received from sale of investment	-	308,816
Cash used for purchase of investment	(369,250)	-
Net Cash (Used in) Provided by Investing Activities	(369,250)	308,816
Cash Flows From Financing Activities	-	-
Loan from related parties	-	(35,000)
Common shares repurchased for cash	(5,000)	821,600
Net Cash (Used in) Provided by Financing Activities	(5,000)	(35,000)
Effect of Exchange Rates on Cash	754	25,875
Increase (decrease) in Cash	(525,090)	48,335
Cash at Beginning of Period	553,267	2,524
Cash at End of Period	28,177	50,859

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 29, 2016 (UNAUDITED)

STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)

PANEX RESOURCES INC (An exploration stage enterprise) Statements of Stockholder's Equity			Additional	Advances for			Total
For the Period Ended February 29, 2016	Common Stock		paid-	Stock	Donated	Accumulated	stockholders
	Shares	Amount	in capital	Subscriptions	Capital	(deficit)	equity
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$

Balances, August 31, 2015	1,125,636,507	1,125,636	13,286,725	-	77,627	(13,898,313)	591,675

Net income	-	-	-		-	90,163	90,163
Common stock repurchased for cash on September, 2015 at $0.001 per share	(10,000,000)	(10,000)	5,000	-	-	-	(5,000)

Balances, February 29, 2016	1,115,636,507	1,115,636	13,291,725	-	77,627	(13,808,150)	676,838

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 29, 2016 (UNAUDITED)

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

The Company incurred a net income of $90,163 for the six months ended February 29, 2016, and a deficit accumulated during the exploration stage of $13,808,150 for the period May 28, 2004 (inception) through February 29, 2016.

Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company on July 15, 2015, through the wholly owned subsidiary corporation, Panex Resources WA Pty Ltd. (ACN 607 016 491), entered into an Asset Purchase Agreement with Lazaraus Resources Pty Ltd. The Company purchased Lazaraus Resources' assets, rights and interests to the Exploration License E80/4675 located approximately 85km SW of Halls Creek in the Kimberley Mineral Field of Western Australia and all data reports and technical information related to E80/4675 including copies of all regulatory reporting; metadata files and databases. The purchase price was approximately US$2,200.00. As described in Note 2c the Company also has investments in two mining companies.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 29, 2016 (UNAUDITED)

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

e. Investments in Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses are recognized in earnings. At February 29, 2016 investments consist of 20,000,000 shares and 40,000,000 options (August 31, 2015, nil shares) of Burey Gold Ltd., an Australian listed entity, which were acquired in October 2015 and are accounted for as trading securities. At February 29, 2016, investments consist of 1,000,000 shares in NSS Resources Inc, a Canadian listed entity which were acquired in May 2015 and are accounted for as trading securities. Unrealized gains (losses) for the six months ended February 29, 2016 were approximately $228,401.

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

QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 29, 2016 (UNAUDITED)

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

QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 29, 2016 (UNAUDITED)

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

QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 29, 2016 (UNAUDITED)

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 eliminate the current requirement for entities to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently evaluating the new standard. The adoption of this standard will not have a significant impact on the Company's financial statements as its net deferred tax assets are fully allowed for.

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

4. Related Party Transactions

a.

During May 2015 a consulting agreement was entered into with Mark Gasson and Ross Doyle for up to USD$15,000 and USD$10,000 per month respectively. Amounts will be charged on a need basis and it is not expected the full amount will be incurred. At end of the period there was an accrued liability of $27,500 payable to management.

b.

The Company incurred nil in total for management, exploration and contractor expenses during the six months ended February 29, 2016 (February 28, 2015: $125,711). This amount is a combination of exploration contracting services, the CEO, Non-Executive Director, Company Secretarial and CFO of the Company. Total management fees for Coresco are determined in relation to the level of services required and comprise office rental, infrastructure, investor meeting rooms, company secretarial services, CEO, CFO, Technical Services and Non Executive Director fees. As of February 29, 2016, the Company has an accrued liability of $Nil for these services due to this related party (February 29, 2016: $6,095). The contract with Coresco was terminated in May 2015.

5. Loans and Borrowings

During July 2014, Coresco loaned the Company $44,000, with no specified interest or due date. The parties may agree to settle the borrowing through repayment or issuance of equity. In August 2014, the Company repaid $9,000 of the loan and $35,000 is outstanding at August 31, 2014. During the quarter ended 30 November 2014 the balance of $35,000 was repaid in full. There is no loans subsequent.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 29, 2016 (UNAUDITED)

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

The registration has been declared effective on February 3, 2016.

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

Total expenses for the six months ended February 29, 2016 were $138,238 compared to $184,096 for the six months ended February 28, 2015. Expenses were lower in the six months ended February 29, 2016 compared to the six months ended February 28, 2015 largely due to less activity.

Liquidity and Capital Resources

The financial statements have been prepared assuming the Company will continue as a going concern. Since inception in May 2004, the Company has not generated revenue and has incurred net losses.

The Company had a working capital surplus of $676,838 as at February 29, 2016, incurred net income of $90,163 for the six months ended February 29, 2016, and has a deficit accumulated during the exploration stage of $13,808,150 for the period from May 28, 2004 (inception) through February 29, 2016.

Accordingly, the Company has not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund operations. These conditions (as indicated in the 2013 audit report by the Independent Registered Public Accounting Firm) raise substantial doubt about the Company's ability to continue as a going concern.

During the six months ended February 29, 2016, Panex used cash of $151,594 in operating activities compared to $251,356 in the six months ended February 28, 2015. As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations. Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources to continue its operations.

During the six months ended February 29, 2016, Panex used cash of $369,250 in investing activities (for the purchase of 20,000,000 ordinary shares and 40,000,000 options of the Burey investment) compared to cash received of $308,816 in the six months ended February 28, 2015.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 eliminate the current requirement for entities to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently evaluating the new standard. The adoption of this standard will not have a significant impact on the Company's financial statements as its net deferred tax assets are fully allowed for.

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

______________________

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

PANEX RESOURCES INC.

Date: April 6, 2016	By:	/s/ Mark Gasson
	Name:	Mark Gasson
	Title:	President and CEO Principal Executive Officer

Date: April 6, 2016	By:	/s/ Ross Doyle
	Name:	Ross Doyle
	Title:	CFO Principal Financial Officer

