Form 10-Q
period 2016-05-31
Panex Resources Inc.
filed 2016-06-28
CIK 1345756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2016

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

00-0000000

(I.R.S. Employer Identification No.)

504A Casabianca, 17 Bd du Larvotto, Monaco 98000

(Address of principal executive offices)

+33 6406 12921

(Issuer's telephone number)

______________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 28, 2016
Common Stock – $0.001 par value	1,115,636,507

Documents incorporated by reference: Refer to Exhibits

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2016 (UNAUDITED)

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BALANCE SHEETS

PANEX RESOURCES INC.	As at	As at
(An exploration stage enterprise)	31 May	31 August
Balance Sheets	2016	2015
(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Investment	308,557	113,653
Cash	214,272	553,267
Total current assets	522,829	666,920
Total assets	522,829	666,920

Liabilities and Stockholders' Equity
Currentliabilities
Accounts payable and accrued expenses	29,247	45,246
Accounts payable and accrued expenses related parties (Note 4)	15,000	30,000
Total liabilities (all current)	44,247	75,246

Stockholders' Equity
Common stock
Authorized: 2,000,000,000 common shares with par value of $0.001 each
Issued and outstanding: 1,115,636,507 (August 31, 2015: 1,125,636,507) common shares	1,115,636	1,125,636
Additional paid-in capital	13,291,725	13,286,725
Donated capital	77,627	77,627
Accumulated deficit during the exploration stage	(14,006,406)	(13,898,314)
Stockholder' equity	478,582	591,674
Total liabilities and stockholders' equity	522,829	666,920

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2016 (UNAUDITED)

STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
PANEX RESOURCES INC.	Ended	Ended	Ended	Ended
(An exploration stage enterprise)	31 May	31 May	31 May	31 May
Statements of Operations	2016	2015	2016	2015
(Expressed in U.S. Dollars)	$	$	$	$

Listing and filing fees	741	775	1,650	5,328
Investor relation expenses	-	1,742	-	18,686
Professional fees	24,372	17,525	76,170	82,332
Travel costs	-	8,639	-	13,734
General and administrative	32,479	35,740	118,765	153,578
Foreign currency transaction gain	(5,984)	-	(6,739)	(27,525)
Mineral property and exploration costs	114	-	114	2,384
	51,722	64,421	189,960	248,517
Other income (expense)	-	-	-	-
Gain (Loss) on sale of investment and investment revaluation	(146,533)	(20,720)	81,868	(120,653)
	(146,533)	(20,720)	81,868	(120,653)
Net Income (Loss)	(198,255)	(85,141)	(108,092)	(369,170)
Earnings (Loss) Per Share – Basic and Diluted	*	*	*	*
Weighted Average Shares Outstanding	1,115,636,507	1,416,136,507	1,116,548,916	1,416,136,507

* Amount is less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2016 (UNAUDITED)

STATEMENTS OF CASH FLOWS

	For the	For the
	Nine Months	Nine Months
PANEX RESOURCES INC.	Ended	Ended
(An exploration stage enterprise)	31 May	31 May
Statements of Cash Flows	2016	2015
(Expressed in U.S. Dollars)	$	$

Cash Flows From Operating Activities
(Net loss) income	(108,092)	(369,170)
Adjustments to reconcile net (loss) Income to cash used in operating activities
Foreign currency transaction gain	(6,739)	(25,875)
Loss (Gain) on sale of investment and investment revaluation	(81,868)	120,653
Increase (decrease) in accounts payable and accrued liabilities	(16,003)	50,645
Increase (decrease) in amounts due to related parties	(15,000)	(45,523)
Net Cash Used in Operating Activities	(227,702)	(269,270)
Cash Flows From Investing Activities
Cash received from sale of investment	256,215	308,816
Cash used for purchase of investment	(369,250)
Net Cash Used in Investing Activities	(113,035)	308,816
Cash Flows From Financing Activities
Loan from related parties	-	(35,000)
Common shares repurchased for cash	(5,000)	-
Net Cash (Used in) Provided by Financing Activities	(5,000)	(35,000)
Effect of Exchange Rates on Cash	6,742	25,875
Increase (decrease) in Cash	(338,995)	30,421
Cash at Beginning of Period	553,267	2,524
Cash at End of Period	214,272	32,945

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2016 (UNAUDITED)

STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)

PANEX RESOURCES INC
(An exploration stage enterprise)
Statements of Stockholder's Equity	Common Stock		Additional paid-	Donated	Accumulated	Total stockholders
For the Period Ended May 31, 2016	Shares	Amount	in capital	Capital	(deficit)	equity
(Expressed in U.S. Dollars)	#	$	$	$	$	$

Balances, August 31, 2015	1,125,636,507	1,125,636	13,286,725	77,627	(13,898,314)	591,674

Net income	-	-	-	-	(108,092)	(108,092)
Common stock repurchased for cash on September, 2015 at $0.001 per share	(10,000,000)	(10,000)	5,000	-	-	(5,000)

Balances, May 31, 2016	1,115,636,507	1,115,636	13,291,725	77,627	(14,006,406)	478,582

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC.

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2016 (UNAUDITED)

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

The Company incurred a net loss of $108,092 for the nine months ended May 31, 2016, and a deficit accumulated during the exploration stage of $14,006,402 for the period May 28, 2004 (inception) through May 31, 2016.

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

QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2016 (UNAUDITED)

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

e. Investments in Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses are recognized in earnings. At May 31, 2016 investments consist of 11,163,117 shares (August 31, 2015, nil shares) of Burey Gold Ltd., an Australian listed entity, which were acquired in October 2015 and are accounted for as trading securities. At May 31, 2016, investments also consist of 1,000,000 shares in NSS Resources Inc, a Canadian listed entity which were acquired in May 2015 and are accounted for as trading securities. Unrealized gains (losses) for the nine months ended May 31, 2016 were approximately $30,024.

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

QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2016 (UNAUDITED)

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

QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2016 (UNAUDITED)

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

QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2016 (UNAUDITED)

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

4. Related Party Transactions

a.

During May 2015 a consulting agreement was entered into with Mark Gasson and Ross Doyle for up to USD$15,000 and USD$10,000 per month respectively. Ross Doyle consulting agreement was terminated on April 26, 2016. Amounts will be charged on a need basis and it is not expected the full amount will be incurred. At end of the period there was an accrued liability of $15,000 payable to management.

b.

The Company incurred nil in total for management, exploration and contractor expenses during the nine months ended May 31, 2016 (May 31, 2015: $128,255). This amount is a combination of exploration contracting services, the CEO, Non-Executive Director, Company Secretarial and CFO of the Company. Total management fees for Coresco are determined in relation to the level of services required and comprise office rental, infrastructure, investor meeting rooms, company secretarial services, CEO, CFO, Technical Services and Non Executive Director fees. The contract with Coresco was terminated in May 2015.

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

QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 2016 (UNAUDITED)

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

The Company conducts principal and technical activities from 504A Casabianca, 17 Bd du Larvotto, Monaco 98000.

The telephone number is +33 6406 12921. These offices are provided to the Company on a month-to-month basis. The Company believes these offices are adequate for the business requirements during the next 12 months. The Company does not own any real property. Panex maintains its statutory registered agent's office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014.

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

Total expenses for the nine months ended May 31, 2016 were $189,960 compared to $248,517 for the nine months ended May 31, 2015. Expenses were lower in the nine months ended May 31, 2016 compared to the nine months ended May 31, 2015 largely due to less activity.

Liquidity and Capital Resources

The financial statements have been prepared assuming the Company will continue as a going concern. Since inception in May 2004, the Company has not generated revenue and has incurred net losses.

The Company had a working capital surplus of $478,582 as at May 31, 2016, incurred net loss of $108,092 for the nine months ended May 31, 2016, and has a deficit accumulated during the exploration stage of $14,006,406 for the period from May 28, 2004 (inception) through May 31, 2016.

Accordingly, the Company has not generated cash flows from operations and has primarily relied upon loans from related and unrelated parties and equity financing to fund operations. These conditions (as indicated in the 2015 audit report by the Independent Registered Public Accounting Firm) raise substantial doubt about the Company's ability to continue as a going concern.

During the nine months ended May 31, 2016, Panex used cash of $227,702 in operating activities compared to $269,270 in the nine months ended May 31, 2015. As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations. Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources to continue its operations.

During the nine months ended May 31, 2016, Panex used cash of $113,035 in investing activities compared to cash received of $308,816 in the nine months ended May 31, 2015.

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

In April 2015, FASB issued ASU No. 2015-03 "Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". To simplify presentation of debt issuance costs, the amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in ASU 2015-03 is permitted for financial statements that have not been previously issued. The Company assessed that there is no impact on the financial statements on this update.

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

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Mark Gasson, Panex's Chief Executive Officer and also interim Chief Financial Officer, have evaluated the effectiveness of Panex's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, Mr Gasson has concluded that, as of the Evaluation Date, Panex's disclosure controls and procedures are not effective in alerting Panex on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act, for the reasons listed in Item 9A of the Company's Form 10-K filing for the year ended August 31, 2015.

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

ITEM 4 – MINE SAFETY DISCLOSURES

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
_______________
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

PANEX RESOURCES INC.

Date: June 28, 2016	By:	/s/ Mark Gasson
	Name:	Mark Gasson
	Title:	President and CEO Principal Executive Officer

Date: June 28, 2016	By:	/s/ Mark Gasson
	Name:	Mark Gasson
	Title:	CFO/Interim Principal Financial Officer

