Form 10-K
period 2016-08-31
Panex Resources Inc.
filed 2016-10-31
CIK 1345756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2016

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

+33 6406 12921

(Issuer’s telephone number)

13 Allegro, Legato, Durbanville, South Africa

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,115,636 as of February 29, 2016.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common Stock - $0.001 par value	1,115,636,507

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

Property Interests

Panex has rights and interests to exploration licenses in mineral properties in Australia located 85km to the south west of Halls Creek, Kimberley Goldfield, Western Australia. There have been no significant exploration activities on these properties.

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

Government Controls and Regulations

Panex owns no mineral properties and only owns interests in exploration licenses. The Company currently has no significant exploration activities. Therefore the Company believes we are not subject to any government controls or regulations.

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

ITEM 2 - DESCRIPTION OF PROPERTY

The Company conducts principal and technical activities from 504A Casabianca, 17 Bd du Larvotto,Monaco 98000. The telephone number is +33 6406 12921. These offices are provided to the Company on a month-to-month basis. The Company believes these offices are adequate for the business requirements during the next 12 months. The Company does not own any real property. Panex maintains its statutory registered agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014.

ITEM 3 - LEGAL PROCEEDINGS

Panex is not a party to any pending legal proceedings and, to the best of Panex’s knowledge, none of Panex’s assets are the subject of any pending legal proceedings.

ITEM 4 - MINE SAFETY DISCLOSURES

There are no current mining activities at the date of this report.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

a.        Market Information

Panex’s shares of common stock are quoted on the OTCQB under the symbol “OTCQB:DBGF”.

The following table gives the high and low bid information for each fiscal quarter Panex’s common stock has been quoted for the last two fiscal years. The bid information was obtained from OTC Markets, Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
31 August 2016	$0.01	$0.00	OTC Markets, Inc.
31 May 2016	$0.01	$0.00	OTC Markets, Inc.
29 February 2016	$0.01	$0.00	OTC Markets, Inc.
30 November 2015	$0.00	$0.00	OTC Markets, Inc.
31 August 2015	$0.01	$0.00	OTC Markets, Inc.
31 May 2015	$0.01	$0.00	OTC Markets, Inc.
28 February 2015	$0.01	$0.00	OTC Markets, Inc.
30 November 2014	$0.01	$0.00	OTC Markets, Inc.

b.       Holders of Record

Panex has approximately 108 holders of record of Panex’s common stock as of August 31, 2016 according to a shareholders’ list provided by Panex’s transfer agent as of that date. The number of registered shareholders does not include any estimate by Panex of the number of beneficial owners of common stock held in street name. The transfer agent for Panex’s common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

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

d.       Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

In August and September 2015, the Company entered into share repurchase agreements for the total of 318,000,000 shares for USD$189,904 and 10,000,000 shares for USD$5,000 respectively.

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

a.        Penny Stock Rules

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

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception on May 28, 2004, the Company has not generated revenue and has incurred net losses. The Company incurred net loss of $163,406 for the year ended August 31, 2016, and a deficit accumulated during the exploration stage of $14,061,720 for the period May 28, 2004 (inception) through August 31, 2016. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company owns no mineral properties and only owns interests in exploration licenses. The Company is currently performing a due diligence of an advanced gold exploration project at Matala, in South Kivu Province, Democratic Republic of Congo. Under this agreement, Panex may acquire up to a 90% direct interest in a mining project located in the Democratic Republic of Congo. The mining interest relates to gold and diamonds. Under the agreement Panex may earn an initial 51% interest in the Tenements by incurring:

1.	expenditures totaling US$500,000 (which was started from September 2016 and continues to date); and

2.	expenditure totaling a further US$500,000 (Phase 2 Expenditure) during the period of 12 months after the Phase 1 Period (Phase 2 Period).

Panex may earn a further 19% interest to take its then aggregate interest to 70% by incurring a further US$3,000,000 in expenditure on the Tenements (Phase 3 Expenditure) during the period ending on the date that is 2 years after Panex has earned the Initial Interest (Phase 3 Period). Panex can earn a further 10% interest (Phase 4 Interest) to take its then aggregate direct interest to 80% by incurring a further US$10,000,000 in expenditure on the Tenements (Phase 4 Expenditure) during the period ending on the date that is 3 years after Panex has earned the Phase 3 Interest (Phase 4 Period). Upon completion of a Definitive Feasiblity Study (“DFS”), Panex shall also have the option to acquire up to a further 10% interest to take its then aggregate interest to 90% by payment to the third party of an amount determined through an independent valuation of the assets. Panex is to fund all exploration to completion of a DFS. At any time after the Phase 1 Period, Panex may terminate the agreement, and Panex shall have no further obligation to make any expenditure in respect of the Tenements. A vendor consideration of 125m shares in Panex and US$20,000 cash payment is due on closing of the transaction. Certain mineral property interests are presently being considered, however it is too early to determine whether they may be considered appropriate for acquisition.

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

Results of Operations

Panex has generated no operating revenues since its inception on May 28, 2004 through August 31, 2016.

Total expenses for the year ended August 31, 2016 were $681,838 compared to $372,802 for the year ended August 31, 2015. Expenses were higher in fiscal year 2016 than 2015 largely in consideration of more exploration activities.

Liquidity and Capital Resources

The financial statements have been prepared assuming the Company will continue as a going concern. Since inception in May 2004, the Company has not generated revenue and has incurred net losses. The Company has working capital of $423,268 as at August 31, 2016, loss of $163,406 for the fiscal year 2016 compared to loss of $504,088 for the fiscal year 2015, and has a deficit accumulated during the exploration stage of $14,061,720 for the period from May 28, 2004 (inception) through August 31, 2016.

Accordingly, the Company has not generated cash flows from operations and have primarily relied upon loans from related and unrelated parties and equity financing to fund operations. These conditions (as indicated in the 2016 audit report of our Independent Registered Public Accounting Firm) raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended August 31, 2016, Panex used cash of $552,779 in operating activities compared to $411,646 for the year ended August 31, 2015. As previously noted, Panex is not generating revenues and accordingly has not generated any significant cash flow from operations. Panex is uncertain as to when it will produce cash flows from operations that are required to meet operating and capital requirements and will require significant funding from external sources to continue its operations.

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

Plan of Operation

Panex is an Exploration Stage Company. Panex’s principal business is the acquisition and exploration of mineral resources. The Company owns no mineral properties and only owns interests in exploration licenses. The Company is currently performing a due diligence of an advanced gold exploration project at Matala, in the South Kivu Province, Democratice Republic of Congo. As of the date of this report, no decision has been made. The Company is also continuing to identify and assess viable mineral properties or mineral projects.

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

Accounting and Audit Plan

Panex intends to engage an outside consultant based in Canada, to assist in the preparation of Panex’s quarterly and annual financial statements and have these financial statements reviewed or audited by Panex’s independent registered public accounting firm. The consultant has not yet been finalised. Panex’s independent auditor is expected to charge approximately $4,000 to review each of Panex’s quarterly financial statements and approximately $15,000 to audit Panex’s annual financial statements. In the next 12 months, Panex anticipates incurring approximately $45,000 to pay for its accounting and audit requirements.

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

Outlook

The Company owns no mineral properties and only owns interests in exploration licenses. The Company is currently performing a due diligence of an advanced gold exploration project at Matala, in South Kivu Province, Democratic Republic of Congo. Under this agreement, Panex may acquire up to a 90% direct interest in a mining project located in the Democratic Republic of Congo. The mining interest relates to gold and diamonds. Under the agreement Panex may earn an initial 51% interest in the Tenements by incurring:

1.	expenditures totaling US$500,000 (which was started from September 2016 and continues to date); and

2.	expenditure totaling a further US$500,000 (Phase 2 Expenditure) during the period of 12 months after the Phase 1 Period (Phase 2 Period).

Panex may earn a further 19% interest to take its then aggregate interest to 70% by incurring a further US$3,000,000 in expenditure on the Tenements (Phase 3 Expenditure) during the period ending on the date that is 2 years after Panex has earned the Initial Interest (Phase 3 Period). Panex can earn a further 10% interest (Phase 4 Interest) to take its then aggregate direct interest to 80% by incurring a further US$10,000,000 in expenditure on the Tenements (Phase 4 Expenditure) during the period ending on the date that is 3 years after Panex has earned the Phase 3 Interest (Phase 4 Period). Upon completion of a Definitive Feasiblity Study (“DFS”), Panex shall also have the option to acquire up to a further 10% interest to take its then aggregate interest to 90% by payment to the third party of an amount determined through an independent valuation of the assets. Panex is to fund all exploration to completion of a DFS. At any time after the Phase 1 Period, Panex may terminate the agreement, and Panex shall have no further obligation to make any expenditure in respect of the Tenements. A vendor consideration of 125m shares in Panex and US$20,000 cash payment is due on closing of the transaction. Certain mineral property interests are presently being considered, however it is too early to determine whether they may be considered appropriate for acquisition.

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

Off-Balance Sheet Arrangements

Panex has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Panex’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, nor did Panex have any non-consolidated, special-purpose entities during the year ended August 31, 2016.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09 “Revenue from Contracts from Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. In July 2015, the FASB delayed the effective date by one year. This new standard is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted to the original effective date of December 15, 2016. The Company has no revenue at this time and is not expecting any material impact on its operations and financial statements.

In August 2014, FASB issued ASU No. 2014-15 “Presentation of Financial Statements— Going Concern (Subtopic 205-40)”: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in ASU 2014-15 provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The new requirements are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company assessed that they are not expecting any impact on its financial statement disclosures.

In April 2015, FASB issued ASU No. 2015-03 “Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. To simplify presentation of debt issuance costs, the amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in ASU 2015-03 is permitted for financial statements that have not been previously issued. The Company assessed that there is no impact on its financial statements on this update.

In September 2015, FASB issued ASU No.2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. The Company assessed that there is no impact to the financial statements on this update.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Panex’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Panex’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“ Exchange Act ”)) as of August 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of August 31, 2016, Panex’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

Changes in Internal Controls over Financial Reporting

There were no changes in Panex’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended August 31, 2016, that materially affected, or are reasonably likely to materially affect, Panex’s internal control over financial reporting.

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

The names, addresses, ages and positions of Panex’s officers and directors that held their positions during or since the fiscal year ended August 31, 2016 are set forth below:

Name and Address	Age	Positions
Mark Gasson	57	Chief Executive Officer, Chief Financial Officer, President, Director
13 Allegro, Legato, Durbanville, South Africa

On April 26, 2016 Ross Doyle resigned as CFO, Treasurer and Corporate Secretary.

On November 10, 2015 Cong Mao Huai resigned as Director.

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

Ross Doyle (CA, BCOM): Mr Doyle was the Chief Financial Officer, Treasurer, and Corporate Secretary of Panex from March 2012 until April 2016. Mr Doyle is a Chartered Accountant with over 16 years experience as a strategic business analyst and CFO working with commodity firms and financial institutions.

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

i.       Code of Ethics

Panex has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14.1 - Code of Ethics for more information. Panex undertakes to provide any person with a copy of its code of ethics free of charge. Please contact the company at +33 6406 12921to request a copy of Panex’s code of ethics. Management believes Panex’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 11 - EXECUTIVE COMPENSATION

Panex has paid $62,691 and $180,000 in compensation to its named officers during its fiscal years ended August 31, 2016 and 2015, respectively.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan ($)	Non-qualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)

Klaus Eckhof, Chairman, CEO, President, Non Executive Director - resigned	2016	-	-	-	-	-	-	-	-
December 9, 2013^	2015	65,000	-	-	-	-	-	-	65,000
Ross Doyle	2016	30,000	-	-	-	-	-	-	30,000
CFO resigned April 26, 2016^	2015	50,000	-	-	-	-	-	-	50,000
Mark Gasson	2016	32,691	-	-	-	-	-	-	32,691
CEO appointed December 9, 2013^	2015	65,000	-	-	-	-	-	-	65,000
Cong Mao Huai	2016	-	-	-	-	-	-	-	-
Director resigned November 10, 2015	2015	-	-	-	-	-	-	-	-

_____________

^ Administration, accounting, SEC support, annual report preparation and lodgment, CFO and secretarial fees of $Nil (2015: $107,264) was paid or payable to Coresco AG, a company in which Mr Gasson and Mr Doyle has a beneficial interest. This amount includes fees paid to Mr Gasson and Mr Doyle of $Nil.

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

[2] Based on 1,115,363,507 shares of common stock issued and outstanding as of October 31, 2016.

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner [1]	Percent of Class [2]
Shares of common stock	Mark Gasson Level 3, Gotthardstrasse 20, 6300 Zug, Switzerland	25,000,000	2.24%
Shares of common stock	Directors and Executive Officers (as a group)		2.24%

[2] Based on 1,115,636,507 shares of common stock issued and outstanding as of October 31, 2016.

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

c.        Director Independence

Panex’s board of directors consists of Mark Gasson. Pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, Panex’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an “independent director” means a person other than an executive officer or employee of Panex or any other individual having a relationship which, in the opinion of Panex’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Panex in excess of $200,000 during any period of 12 consecutive months within the three past fiscal years. Also, the ownership of Panex’s stock will not preclude a director from being independent.

In applying this definition, Panex’s board of directors has determined that Mr. Gasson does not qualify as an “independent director” pursuant to the same Rule.

As of the date of the report, Panex did not maintain a separately designated compensation, nominating or audit committee. Panex has also adopted this definition for the independence of the members of its audit committee. Panex’s board of directors has determined that Mr. Gasson is not “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

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

2015 - $34,500 - GHP Horwath, P.C.

2016 - $38,500 - GHP Horwath, P.C.

b.       Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for audit related services by the principal accountants that are reasonably related to the performance of the audit or review of Panex’s financial statements and are not reported in the preceding paragraph:

2015 - $Nil - GHP Horwath, P.C.

2016 - $Nil - GHP Horwath, P.C.

c.        Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015 - $Nil - GHP Horwath, P.C.

2016 - $Nil - GHP Horwath, P.C.

d.       All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principle accountant, other than the services reported in paragraphs (a) and (b) was:

2015 - $Nil - GHP Horwath, P.C.

2016 - $Nil - GHP Horwath, P.C.

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

Filed
14.1	Financial Code of Ethics filed as an Exhibit to Panex’s Form SB-2 (Registration Statement) filed on December 12, 2005 and incorporated herein by reference.	Filed
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from chief executive officer.	Included
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from chief financial officer.	Included
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from chief executive officer	Included
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from chief financial officer	Included
99.1	Disclosure Committee Charter, filed as an Exhibit to Panex’s Form 10-K (Annual Report) filed on July 28, 2009 and incorporated herein by reference.	Filed
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

PANEX RESOURCES INC.

Date: October 31, 2016	By	/s/ Mark Gasson
Name: Mark Gasson
Title: President and CEO and CFO
Principal Executive Officer

EXHIBIT A

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Panex Resources Inc. Board of Directors and Stockholders

We have audited the accompanying balance sheets of Panex Resources Inc. (the “Company”) (an Exploration Stage Company) as of August 31, 2016 and 2015, and the related statements of operations, cash flows and stockholders’ equity (deficiency) for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panex Resources Inc. as of August 31, 2016 and 2015, and the results of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss of approximately $163,000 for the year ended August 31, 2016, and a deficit accumulated during the exploration stage of approximately $14,062,000 as of August 31, 2016. The Company also has a limited history and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP HORWATH, P.C.

Denver, Colorado

October 31, 2016

PANEX RESOURCES INC.

(An exploration stage enterprise)

Balance Sheets

(Expressed in U.S. Dollars)

	As at	As at
	31 August	31 August
	2016	2015
	$	$

ASSETS
Current assets
Investment	115,830	113,653
Cash	517,172	553,267
Total current assets	633,002	666,920
Total assets	633,002	666,920

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	202,234	45,246
Accounts payable and accrued expenses related parties (Note 4)	7,500	30,000
Total liabilities (all current)	209,734	75,246

Stockholders’ Equity
Common stock
Authorized: 2,000,000,000
common shares with par value of $0.001 each
Issued and outstanding:
1,115,636,507 (August 31, 2015: 1,125,636,507) common shares	1,115,636	1,125,636
Additional paid-in capital	13,291,725	13,286,725
Donated capital	77,627	77,627
Accumulated deficit during the exploration stage	(14,061,720)	(13,898,314)
Stockholder’ equity	423,268	591,674
Total liabilities and stockholders’ equity	633,002	666,920

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC.

(An exploration stage enterprise)

Statements of Operations

(Expressed in U.S. Dollars)

	For the	For the
	Year	Year
	Ended	Ended
	31 August	31 August
	2016	2015
	$	$

Listing and filing fees	2,383	6,085
Investor relation expenses	-	31,686
Professional fees	142,864	102,917
Travel costs	-	13,734
General and administrative	320,416	241,640
Foreign currency transaction gain	(5,427)	(25,644)
Mineral property and exploration costs	221,602	2,384
	681,838	372,802
Other income (expense)		-
Gain (Loss) on sale of investment and investment revaluation	518,432	(131,286)
	518,432	(131,286)
Net Income (Loss)	(163,406)	(504,088)
Earnings (Loss) Per Share - Basic and Diluted	*	*
Weighted Average Shares Outstanding	1,116,294,041	1,380,893,375
________
* Amount is less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC.

(An exploration stage enterprise)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the	For the
	Year	Year
	Ended	Ended
	31 August	31 August
	2016	2015
	$	$
Cash Flows From Operating Activities
(Net loss) income	(163,406)	(504,088)
Adjustments to reconcile net (loss) Income to cash used in operating activities
Foreign currency transaction gain	(5,427)	(25,644)
Loss (Gain) on sale of investment and investment revaluation	(518,432)	131,286
Increase (decrease) in accounts payable and accrued liabilities	156,986	2,323
Increase (decrease) in amounts due to related parties	(22,500)	(15,523)
Net Cash Used in Operating Activities	(552,779)	(411,646)

Cash Flows From Investing Activities
Cash received from sale of investment	885,507	1,228,728
Cash used for purchase of investment	(369,250)	(122,080)
Net Cash Used in Investing Activities	516,257	1,106,648

Cash Flows From Financing Activities	-	-
Loan from related parties	-	16,400
Common shares repurchased for cash	(5,000)	(189,905)
Net Cash (Used in) Provided by Financing Activities	(5,000)	(224,905)

Effect of Exchange Rates on Cash	5,427	80,646
Increase (decrease) in Cash	(36,095)	550,743
Cash at Beginning of Period	553,267	2,524
Cash at End of Period	517,172	553,267

See note 7 for non-cash investing and financing transactions.

The accompanying notes are an integral part of these financial statements.

PANEX RESOURCES INC
(An exploration stage enterprise)
Statements of Stockholder's Equity

For the Year Ended August 31, 2016 and 2015

(Expressed in U.S. Dollars)

	Common Stock		Additional paid-	Advances for Stock	Donated	Accumulated	Total stockholders
	Shares #	Amount $	in capital	Subscriptions	Capital	(deficit)	equity

Balances, August 31, 2014	1,416,136,507	1,416,136	13,131,129	-	77,627	(13,394,226)	1,230,666

Net loss (income)	-	-	-		-	(504,088)	(504,088)
Common stock issued for settlement of debt in June 2015	27,500,000	27,500	27,500				55,000
Common stock repurchased for cash on July, 2015 at $0.001 per share	(318,000,000)	(318,000)	128,096	-	-	-	(189,904)

Balances, August 31, 2015	1,125,636,507	1,125,636	13,286,725	-	77,627	(13,898,314)	591,674

Net loss (income)	-	-	-		-	(163,406)	(163,406)
Common stock repurchased for cash on September, 2015 at $0.001 per share	(10,000,000)	(10,000)	5,000	-	-	-	(5,000)

Balances, August 31, 2016	1,115,636,507	1,115,636	13,291,725	-	77,627	(14,061,720)	423,268

The accompanying notes are an integral part of these financial statements.

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

The Company generated a loss of $163,406 for the year ended August 31, 2016, and a deficit accumulated during the exploration stage of $14,061,720 for the period May 28, 2004 (inception) through August 31, 2016.

Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from shareholders and proceeds from equity financings to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company on July 15, 2015, through the wholly owned subsidiary corporation, Panex Resources WA Pty Ltd. (ACN 607 016 491), entered into an Asset Purchase Agreement with Lazaraus Resources Pty Ltd. The Company purchased Lazaraus Resources’ assets, rights and interests to the Exploration License E80/4675 located approximately 85km SW of Halls Creek in the Kimberley Mineral Field of Western Australia and all data reports and technical information related to E80/4675 including copies of all regulatory reporting; metadata files and databases. The purchase price was approximately US$2,200.00. There have been no exploration activities related to this project.

The Company owns no mineral properties and only owns interests in exploration licenses. The Company is currently performing a due diligence of an advanced gold exploration project at Matala, in South Kivu Province, Democratic Republic of Congo. Under this agreement, Panex may acquire up to a 90% direct interest in a mining project located in the Democratic Republic of Congo. The mining interest relates to gold and diamonds. Under the agreement Panex may earn an initial 51% interest in the Tenements by incurring:

1.	expenditures totaling US$500,000 (which was started from September 2016 and continues to date); and

2.	expenditure totaling a further US$500,000 (Phase 2 Expenditure) during the period of 12 months after the Phase 1 Period (Phase 2 Period).

Panex may earn a further 19% interest to take its then aggregate interest to 70% by incurring a further US$3,000,000 in expenditure on the Tenements (Phase 3 Expenditure) during the period ending on the date that is 2 years after Panex has earned the Initial Interest (Phase 3 Period). Panex can earn a further 10% interest (Phase 4 Interest) to take its then aggregate direct interest to 80% by incurring a further US$10,000,000 in expenditure on the Tenements (Phase 4 Expenditure) during the period ending on the date that is 3 years after Panex has earned the Phase 3 Interest (Phase 4 Period). Upon completion of a Definitive Feasiblity Study (“DFS”), Panex shall also have the option to acquire up to a further 10% interest to take its then aggregate interest to 90% by payment to the third party of an amount determined through an independent valuation of the assets. Panex is to fund all exploration to completion of a DFS. At any time after the Phase 1 Period, Panex may terminate the agreement, and Panex shall have no further obligation to make any expenditure in respect of the Tenements. A vendor consideration of 125m shares in Panex and US$20,000 cash payment is due on closing of the transaction. Certain mineral property interests are presently being considered, however it is too early to determine whether they may be considered appropriate for acquisition.

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

e.        Investments in Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. At August 31, 2016, investments consist of 1,000,000 shares in NSS Resources Inc, a Canadian listed entity which were acquired in May 2015 and are accounted for as trading securities.

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

As of August 31, 2016, the Company’s investments are classified as Level 1 and there are no level 2 or level 3 assets or liabilities.

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

2.  Summary of Significant Accounting Policies (Continued)

i.         Stock-Based Compensation

The Company accounts for share-based payments under the fair value method of accounting for stock-based compensation consistent with US GAAP. Under the fair value method, stock-based compensation cost is measured at the grant date based on the fair value of the award using the Black-Sholes option pricing model and is recognized to expense on a straight-line basis over the requisite service period, which is generally the vesting period. Where upon grant the options vest immediately the stock-based costs are expensed immediately. During the current year there are no options outstanding.

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

l.         Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09 “Revenue from Contracts from Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted. The Company has no revenue at this time and is not expecting any material impact on its operations and financial statements.

In August 2014, FASB issued ASU No. 2014-15 “Presentation of Financial Statements— Going Concern (Subtopic 205-40)”: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in ASU 2014-15 provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The new requirements are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company assessed that they are not expecting any material impact on its financial statement disclosures.

In April 2015, FASB issued ASU No. 2015-03 “Update No. 2015-03-Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. To simplify presentation of debt issuance costs, the amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in ASU 2015-03 is permitted for financial statements that have not been previously issued. The Company assessed that there is no impact to the financial statements on this update.

In September 2015, FASB issued ASU No.2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. The Company assessed that there is no impact to the financial statements on this update.

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

4.   Related Party Transactions

a.

The Company incurred $62,691 (including $nil of management fees) respectively in total for management, exploration and contractor expenses during the fiscal year ended August 31, 2016 (August 31, 2015: $185,322 (including $99,141 of management fees). This amount is a combination of exploration contracting services paid to the CEO, Non Executive Director and former CFO (up to his resignation) of the Company.

b.

During May 2015 a consulting agreement was entered into with Mark Gasson and Ross Doyle for up to USD15,000 and USD10,000 per month. Amounts will be charged on a need basis and it is not expected the full amount will be incurred. At end of year there was an accrued liability of $7,500 payable to Mark Gasson.

c.

In July 2014, Coresco AG (a company in which the CEO and a former CFO has a beneficial interest) loaned the Company $44,000, with no specified interest or due date. The parties may agree to settle the borrowing through repayment or issuance of equity. In August 2014, the Company repaid $9,000 of the loan. In September and October 2014 a further $15,000 and $1,400 respectively was loaned to the Company. The full loan was repaid in October 2014.

5.   Loans and Borrowings

In July 2014, Coresco loaned the Company $44,000, with no specified interest or due date. The parties may agree to settle the borrowing through repayment or issuance of equity. In August 2014, the Company repaid $9,000 of the loan. In September and October 2014 a further $15,000 and $1,400 respectively was loaned to the Company. The full loan was repaid in October 2014. There is no loan subsequent to this.

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

7.   Stockholders’ Equity

Common Stock and Financing Activities

During September 2015, the Company entered into some share repurchase agreements for a total of 10,000,000 shares for USD$5,000.

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

8.   Income Taxes

The components of the Company’s net deferred tax asset as of August 31, 2016 and 2015, rate and the valuation allowance are as follows:

	2016	2015
Net operating losses	7,662,163	7,576,471
Loan loss reserves	6,100,000	6,100,000
	13,762,163	13,676,559
Statutory tax rate	35%	35%
Deferred tax asset	4,816,757	4,786,796
Valuation allowance	(4,816,757)	(4,786,796)
Net deferred tax asset	-	-

The Company has net operating loss carry-forwards for tax purposes of approximately $7,662,163, which begin expiring in 2031. The utilization of the net operating loss carry-forwards cannot be assured.

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

Continued due diligence work is being performed at the Matala gold site and no decision has yet to be made. Otherwise than as disclosed above and within the financial statements there are no other subsequent events.

